Form 10-K
period 1993-12-31
CENTRAL TELEPHONE CO
filed 1994-03-31
CIK 18792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                               OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from         to

Commission file number       1-6793

                   CENTRAL TELEPHONE COMPANY
     (Exact name of registrant as specified in its charter)

            Delaware                          47-0533677
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

P.O. Box 11315, Kansas City, Missouri                         64112
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (913) 624-3000

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

 Convertible Junior Preferred Stock, with a stated value of $10 per share
                   Cumulative Preferred Stock
   $2.50 Dividend Series with a stated value of $50 per share
   $1.24 Dividend Series with a stated value of $25 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

The aggregate market value of voting stock held by non-affiliates at March 15, 1994 was $8,632,855 (preferred stock at stated value). The number of shares of common stock, no par value, outstanding at March 15, 1994 was 9,000,000.

              Documents incorporated by reference.

Registrant's definitive proxy statement or information statement to be filed under the Securities Exchange Act of 1934, which definitive proxy statement or information statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1993, is incorporated by reference in Part III hereof.


                    CENTRAL TELEPHONE COMPANY
               SECURITIES AND EXCHANGE COMMISSION
                   Annual Report on Form 10-K


Part I

Item 1.  Business

Central Telephone Company (Central Telephone) was incorporated December 14, 1970, under the laws of Delaware and is the successor by merger on December 1, 1971, to a Delaware corporation of the same name incorporated May 25, 1944. Central Telephone and its subsidiaries (the Company) provide local exchange telephone service in portions of Nevada, North Carolina, Florida, Illinois and Virginia. In addition, intra-LATA toll service and access by other carriers to the Company's local exchange facilities are provided.

Central Telephone is a subsidiary of Centel Corporation (Centel) which, in addition to its ownership of all the common stock of Central Telephone, has a subsidiary which provides local exchange telephone service in portions of Texas, subsidiaries which provide cellular communications services in various markets, and various other subsidiaries. On March 9, 1993, Centel became a wholly-owned subsidiary of Sprint Corporation (Sprint), a holding company with subsidiaries in a number of telecommunications markets.

As of December 31, 1993, the Company served more than 1.5 million access lines. All of the access lines are served through central offices equipped with switching. Over 60 percent of the access lines served are located in the following seven communities:

                                                       Access
         Community                                      Lines

        Las Vegas, Nevada                              528,590
        Tallahassee, Florida                           163,939
        Des Plaines, Illinois                           73,969
        Charlottesville, Virginia                       62,187
        Park Ridge, Illinois                            45,872
        Fort Walton Beach, Florida                      39,582
        Hickory, North Carolina                         38,874

                                                       953,013

The Company is providing and continuing to introduce new services made possible by the enhancement of its facilities to a more intelligent network. A new signaling system (SS7) routes calls more efficiently and makes possible Custom Local Area Signaling Services (CLASS) features such as automatic callback, automatic recall, calling line identification/block (Caller ID), and customer initiated trace.

Revenues from communications services constituted 88 percent of operating revenues in 1993, with the remainder derived largely from directory operations, equipment sales and billing and collection services. The Company recovers its costs of providing telephone services, as well as a return on investment, through a combination of local rates and access charges. Access charge tariffs are the principal means by which the Company is reimbursed for services provided to interexchange carriers.

American Telephone and Telegraph (AT&T), as the dominant long distance telephone company, is the Company's largest customer for access services. In 1993, 16 percent of the Company's operating revenues was derived from services provided to AT&T. While AT&T is a significant customer, the Company does not believe its revenues are dependent upon AT&T as customers' demand for inter-LATA long distance telephone service is not tied to any one long distance carrier. Historically, as the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

The Company is subject to the jurisdiction of the Federal Communications Commission (FCC) and the utilities commissions of each of the states in which it operates. In each state in which the commission exercises authority to grant certificates of public convenience and necessity, the Company has been granted such certificates of indefinite duration to provide local exchange telephone service in its current service areas. In most instances, where required by law, the Company has valid local franchises sufficient to enable it to provide local exchange telephone service in the areas in which it is operating. The absence of any such franchises should have no material adverse effect upon the Company's operations.

In the communities where the Company provides local exchange telephone service, no other local exchange carrier is currently authorized to provide such facilities based service. The potential for more direct competition is, however, increasing for the Company. Illinois law allows alternative telecommunications providers to obtain certificates of local exchange telephone service authority in direct competition with existing local exchange carriers if certain showings are made to the satisfaction of the Illinois Commerce Commission. In November 1993, MFS Intelenet of Illinois, Inc. submitted an application to the Illinois Commerce Commission to operate as an alternative local exchange carrier for business customers located in portions of the Chicago metropolitan area served by Illinois Bell Telephone Company and Central Telephone's Illinois subsidiary; the application is pending.

Many states, including most of the states in which the Company offers local exchange telephone service, allow competitive entry into the intra-LATA long distance service market. Illinois permits the resale of local exchange telephone service, and North Carolina allows customers to participate in the sharing and resale of local exchange telephone service under shared tenant arrangements.

At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing local exchange carriers (LECs) to direct coin telephone competition. Additionally, the FCC has assisted Competitive Access Providers (CAPs) in providing access to interexchange carriers and end users by mandating that all Tier 1 (over $100 million annual operating revenues) LECs allow collocation of CAP equipment in LEC central offices. The FCC's decision regarding collocation is under appeal to the U.S. Court of Appeals for the District of Columbia Circuit. Central Telephone's Illinois subsidiary had provided physical collocation prior to the FCC's mandate.

New technology, as well as changes in state law and regulatory decisions, is permitting expansion of the types of services available through the local exchange and increasing the number of competitors. Other means of communication, such as private network, satellite, cellular and cable systems permit bypass of the local exchange. Although the extent to which bypass has occurred cannot be precisely determined, management believes it has not had a material adverse effect on the Company's operating revenues.

The extent and ultimate impact of competition for the Company and other LECs will continue to depend, to a considerable degree, on FCC and state regulatory actions, court decisions and possible federal or state legislation. Legislation designed to stimulate local competition between local exchange service providers and cable programming service providers, in both markets, is presently pending in both houses of the U.S. Congress although it is uncertain if any of the bills will be enacted.

Effective January 1, 1991, the FCC adopted a price caps regulatory format for the Bell Operating Companies (the LECs owned by AT&T prior to divestiture) and the LECs owned by GTE Corporation. Other LECs could volunteer to become subject to price caps regulation. Under price caps, prices for network access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company did not originally elect price caps, but as a result of Sprint's merger with Centel, adopted price caps effective July 1, 1993. Under the form of the plan adopted, the Company generally has an opportunity to earn up to a 14.25 percent rate of return on investment. Certain of the Company's operations have committed to produce higher than industry average productivity gains, and as a result have an opportunity to earn up to a 15.25 percent rate of return on investment. Prior to price caps, under rate of return regulation, the Company's authorized rate of return on investment was 11.25 percent, with the ability to earn 0.25 percent above the authorized return. The FCC is conducting a scheduled review of all aspects of the price caps plan; changes to the plan may be proposed by interested parties and the FCC may implement changes in 1995. Without further action by the FCC, the current price caps plan would expire in 1995 and would be replaced by rate of return regulation.

In December 1992, the Florida Public Service Commission approved a stipulation giving Central Telephone's Florida subsidiary an annual revenue increase of approximately $3.5 million, effective January 1, 1993. From January 1, 1993 to June 30, 1994, any earnings in excess of an annual earned return on equity of 12.0 percent must be refunded. Also in December 1992, the Public Service Commission of Nevada authorized an annual revenue increase of approximately $6.1 million for Central Telephone's Nevada division, effective January 1, 1993. Central Telephone's Illinois subsidiary has applied for a rate increase of approximately $10.2 million from the Illinois Commerce Commission, and the final order is due in May 1994. In December 1993, the Virginia alternative regulatory plan was modified to lower the maximum rate of return on equity from 14 percent to
12.55 percent, and to include 25 percent of yellow page income in the determination of return on equity.

Compliance with federal, state and local provisions relating to the protection of the environment has had no significant effect on the capital expenditures or earnings of the Company and future effects are not expected to be material.

As of December 31, 1993, the Company had approximately 5,900 employees. During 1993, the Company had no material work stoppages caused by labor controversies.

Item 2.  Properties

The properties of the Company consist principally of land, structures, facilities and equipment and are in good operating condition. All of the central office buildings are owned, except eight which are leased. Substantially all of the telephone property, plant and equipment is subject to the liens of the indentures securing indebtedness. As of December 31, 1993, cable and wire facilities represented 50 percent of total net property, plant and equipment; central office equipment, 37 percent; land and buildings, 6 percent; and other assets, 7 percent.

The following table sets forth the gross property additions and retirements or sales during each of the five years in the period ended December 31, 1993 (in millions):

                                       Gross Property

Year                              Additions     Retirements
                                                 or Sales

1993                            $ 163.4          $ 60.1
1992                              168.1           173.1
1991                              162.2           254.8  [1]
1990                              214.7            54.3
1989                              175.3            72.8

[1] Includes $213 million related to the sale of the Company's operations in Iowa and Minnesota.

Item 3.  Legal Proceedings

There are no material pending legal proceedings, and the Company is a party only to ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1993.



Item 10.  Executive Officers of the Registrant

Officer                            Name                       Age
President and Chief Executive
Officer                            D. Wayne Peterson   (1)     58
Vice President-Chief Financial
Officer                            John P. Meyer       (2)     43
Vice President-Controller          Ralph J. Hodge      (3)     41
Vice President-Treasurer           M. Jeannine
                                   Strandjord          (4)     48
Vice President                     Stephen M. Bailor   (5)     50
Vice President                     Peter W. Chehayl    (6)     46
Vice President-Assistant
Secretary                          Don A. Jensen       (7)     58
Vice President                     A. Allan Kurtze     (8)     49
Secretary                          Marion W. O'Neill   (9)     53
President-North Carolina           William E.
Division                           McDonald            (10)    51
President-Nevada Division          Dianne Ursick       (11)    44

(1)Mr. Peterson has been President and Chief Executive Officer since September 1993. He has also served as President-Local Telecommunications Division of Sprint since August 1993. From 1980 to 1993, he served as President of Carolina Telephone and Telegraph Company, a subsidiary of Sprint.

(2)Mr. Meyer has been Vice President-Chief Financial Officer since January 1993. Mr. Meyer has also served as Senior Vice President and Controller of Sprint since April 1993. He served as Vice President and Controller of Centel from 1989 to 1993 and as Controller of Centel from 1986 to 1989.

(3)Mr. Hodge has been Vice President-Controller since December 1993. He has also served as Assistant Vice President and Assistant Controller of Sprint since April 1993. He was Director of Earnings Analysis and External Reporting for Sprint from 1992 to 1993. He served as Treasurer of the companies comprising the Midwest Group of local exchange companies of Sprint from 1991 to 1992 and Controller of the companies comprising the Midwest Group from 1988 to 1991.

(4)Ms. Strandjord has been Vice President-Treasurer since
   September 1993. She has also served as Senior Vice President and Treasurer of Sprint since 1990. She served as Vice
   President and Controller of Sprint from 1986 to 1990.

(5)Mr. Bailor has been Vice President since December 1993. Mr. Bailor served as Vice President and Controller of Central Telephone from 1989 to December 1993. He has also served as Vice President-Financial and Local Billing Services of Sprint's Finance Division since September 1993.

(6)Mr. Chehayl has been Vice President since December 1993. He has also served as Vice President and Assistant Treasurer of Sprint since 1991. He was Vice President and Treasurer of Alert Holdings, Inc., a provider of security alarm monitoring services, during part of 1990, and from 1988 to 1990 he was Treasurer of Firestone Tire & Rubber Company (now known as Bridgestone/Firestone, Inc.) , a manufacturer and retailer of tires and a retailer of automotive services.

(7)Mr. Jensen has been Vice President-Assistant Secretary since
   September 1993. He has also served as Vice President and Secretary of Sprint since 1975.

(8)Mr. Kurtze has been Vice President since 1991. Mr. Kurtze has also served as Senior Vice President of Sprint/United Management Company, a subsidiary of Sprint, since July 1993. He served as Executive Vice President of Centel from 1991 to 1993 and as Senior Vice President-Planning and Technology of Centel from 1986 to 1991.

(9)Ms. O'Neill has been Secretary since July 1993. She has been an attorney for Sprint for more than five years.

(10)Mr. McDonald has been President of the North Carolina Division since September 1993. He has also served as President of the other four companies comprising the Mid-Atlantic Group of local exchange companies of Sprint since August 1993. From 1988 to 1993, he served as President of the two companies comprising the Eastern Group of local exchange companies of Sprint.

(11)Ms. Ursick has been President of the Nevada Division since March 1993. From 1989 to 1993, she was General
    Regulatory Manager of the Nevada Division.


Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

All shares of common stock of Central Telephone, representing
97.4 percent of the aggregate outstanding capital stock of Central Telephone, are owned by Centel, a wholly-owned subsidiary of Sprint. There is no established public trading market for the common stock.

One series of voting convertible junior preferred stock and four series of voting cumulative preferred stock of Central Telephone are outstanding. Since issuance, quarterly dividends have been paid on all series of the preferred stock at the respective prescribed rates.

The junior preferred stock is publicly held and each share is convertible to 6.47325 shares of Sprint common stock. There were 35,528 shares outstanding as of December 31, 1993. During 1993, there were 7,290 shares converted. There is no established public trading market for this particular issue.

There is no active market for shares of any of the series of cumulative preferred stock.


Transfer Agent for all           Conversion Agent for the Junior
Preferred Stocks                 Preferred Stock
First Chicago Trust Company of   First Chicago Trust Company of
New York, New York               New York, New York


Item 6.  Selected Financial Data

Selected consolidated financial data as of and for the years ended December 31 is as follows (in millions):

                      1993      1992      1991      1990      1989

Operating
revenues           $  868.6  $  786.6  $  808.9  $  831.7  $  771.7

Income before
extraordinary
item and
cumulative effect
of changes in
accounting
principles [1],
[2]                    41.4      71.6     143.3     100.9      88.0

Total assets         1,704.8   1,724.1   1,665.9   1,743.8   1,637.2

Long-term debt and
redeemable
preferred stock
(including
current
maturities)           472.6     522.0     530.3     549.1     424.7

[1]       During 1993, nonrecurring charges of $77 million were
    recorded related to the Company's portion of the transaction costs associated with Sprint's merger with Centel and the expenses of integrating and restructuring the operations of the companies. Such charges reduced consolidated 1993 income before extraordinary item and cumulative effect of changes in accounting principles by $48 million.

[2]       During 1991, gains of $92 million were recognized
    related to the sale of the Company's Iowa and Minnesota operations, which increased consolidated 1991 income before extraordinary item and cumulative effect of changes in accounting principles by $64 million.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Recent Development - Sprint/Centel Merger

Effective March 9, 1993, Centel, the parent company of Central Telephone Company, and Sprint consummated a merger of the companies (see Note 2 of "Notes to Consolidated Financial Statements" for additional information). Sprint is a diversified telecommunications company with local exchange telephone operations in seventeen states prior to the merger, including Florida, North Carolina and Virginia. As a result of the merger, the operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings, particularly in the latter half of 1993. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $77 million, which reduced 1993 net income by approximately $48 million.


Results of Operations

As described in Note 8 of "Notes to Consolidated Financial
Statements," the Company's local exchange telephone operations in Minnesota and Iowa were divested in 1991. The following comparisons and discussion exclude the effects of such divested operations.

Net operating revenues increased 10 percent in 1993, following a 2 percent increase in 1992. Local service revenues, derived from providing local exchange telephone service, increased 11 percent and 9 percent in 1993 and 1992, respectively. These increases reflect continued growth in the number of access lines served, add-on services, such as custom calling, and increased Centrex revenues. Access lines grew 5.0 percent in 1993 versus 4.8 percent in 1992. Rate increases also contributed to increased local service revenue. The Florida Public Service Commission
(FPSC) ordered an interim rate increase effective September 1992, which increased 1992 local service revenue by $1 million. In addition, permanent annual increases granted by the FPSC and the Public Service Commission of Nevada, effective January 1993, increased 1993 local service revenue by $10 million.

Toll and access service revenues are derived from interexchange long distance carriers use of the local network to complete calls, and the provision of long distance services within specified geographical areas. These revenues increased $37 million in 1993 as a result of increased traffic volumes and the recognition of a portion of the merger, integration and restructuring costs for regulatory purposes in certain jurisdictions, partially offset by periodic reductions in network access rates charged. Toll and access service revenue decreased $3 million in 1992 principally due to reductions in network access rates charged.

Other revenues increased $4 million in 1993 following a decrease of $10 million in 1992. The increase in 1993 is generally due to higher equipment sales and increased directory revenue. The decrease in other revenue in 1992 was caused by a decrease in certain billing services provided to American Telephone and Telegraph and by an inside wire maintenance settlement which resulted in refunds to the customers of the Company's Florida subsidiary.

Operating expenses increased $45 million and $19 million in 1993 and 1992, respectively, primarily reflecting increases in the costs of providing services resulting from access line growth. The increases in 1993 also resulted from increases in systems development costs incurred to enhance the efficiency and capabilities of the billing processes and increases in the cost of equipment sales. The increase in operating expenses in 1992 also resulted from increases in pension costs due to a new union agreement.

The increases in operating expenses in 1993 also reflect the impact of changes in accounting principles. As a result of the change in accounting for certain software costs, the Company recognized additional expense in 1993 of $7 million. In addition, increased postretirement benefits cost of approximately $7 million were recognized as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Notes 1 and 3 of "Notes to Consolidated Financial Statements" for additional information).

Depreciation and amortization expense increased $7 million in 1993, following a $4 million decrease in 1992. The 1993 increase was generally due to plant additions. The decrease in 1992 depreciation expense was due to nonrecurring charges recorded in 1991, partially offset by plant additions.

Interest expense was $44 million, $43 million and $45 million in 1993, 1992 and 1991, respectively. The increase in 1993 was generally related to increased advances from affiliates, whereas the decrease in 1992 was related to a decrease in average levels of debt outstanding and lower interest rates.

The divestitures of the Company's Minnesota and Iowa operations in 1991 resulted in a gain of $92 million, which increased income from continuing operations by $64 million.

The Company's income tax provisions for 1993, 1992 and 1991 resulted in effective tax rates of 25 percent, 29 percent and 30 percent, respectively. See Note 4 of "Notes to Consolidated Financial Statements" for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rates.

Effective January 1, 1993, the Company conformed its accounting practices for certain software costs with the prevalent practice in the industry and with the accounting method used by Sprint's local communications services division. The Company now expenses these costs as incurred. The cumulative effect of this change in accounting principle reduced 1993 net income by $22 million, net of related income tax benefits of $13 million.

Regulatory Activities

In June 1993, the Company's Illinois subsidiary filed with the Illinois Commerce Commission a petition to adjust its rates and charges such that annual intrastate revenues would increase by approximately $10 million. This rate proceeding was required to provide revenue recovery for the added costs related to the adoption of SFAS No. 106 and to recognize the phases of the Federal Communications Commission mandated jurisdictional cost shifts from interstate to intrastate. A final order will be issued in May 1994. In addition, in December 1993, the Company's Virginia subsidiary's alternative regulatory plan was modified to lower the maximum rate of return on equity from 14 percent to
12.55 percent, and to include 25 percent of yellow page income in the determination of return on equity.

Liquidity and Capital Resources

Cash Flows-Operating Activities

Cash flows from operating activities, which are the Company's primary source of liquidity, were $227 million, $211 million and $175 million in 1993, 1992 and 1991, respectively. The improvement in 1993 operating cash flows reflects better operating results, partially offset by expenditures of $26 million related to the merger, integration and restructuring actions.

Cash Flows-Investing Activities

Capital expenditures, which represent the Company's most significant investing activity, were $163 million, $168 million and $162 million in 1993, 1992 and 1991, respectively. Capital expenditures were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services.

Investing activities in 1991 also include proceeds of $216 million from the sales of the Company's Iowa and Minnesota local telephone operations to Rochester Telephone Corporation (Rochester). In addition to cash of $116 million, the Company received shares of Rochester's common stock and ownership rights to investments in cellular franchises. The Company received $100 million in cash and $12 million in advances from Centel for the Rochester stock and cellular franchises.

Cash Flows-Financing Activities

The Company's financing activities used cash of $65 million, $45 million and $200 million in 1993, 1992 and 1991, respectively. Improved operating cash flows during each year, together with the proceeds from the divestitures in 1991, allowed the Company to fund capital expenditures internally and reduce total debt outstanding. In addition, the Company paid a special dividend in 1991 of $112 million to Centel with a portion of the proceeds received from the sales of the Iowa and Minnesota operations.

During 1993 and 1992, a significant level of debt refinancing occurred in order to take advantage of lower interest rates. Accordingly, a majority of the proceeds from long-term borrowings in 1993 and 1992 were used to finance the redemption prior to scheduled maturities of $144 million and $148 million of debt, respectively.

Financial Position, Liquidity and Capital Requirements

As of December 31, 1993, the Company's total capitalization aggregated $1.09 billion, consisting of long-term debt (including current maturities), advances from affiliates, redeemable preferred stock, and common stock and other stockholder's equity. Long-term debt (including current maturities and advances from affiliates) comprised 43 percent of total capitalization as of December 31, 1993, adjusted on a proforma basis for the effects of changes in accounting principles, compared to 45 percent at year-end 1992.

During 1994, the Company anticipates funding estimated capital expenditures of $190 million with cash flows from operating activities. The Company expects its external cash requirements for 1994 to be approximately $12 million which is generally required to pay scheduled long-term debt maturities. The method of financing the cash requirements will depend on prevailing market conditions during the year. The Company may also undertake additional debt refinancings during 1994 in order to take advantage of favorable interest rates.

The Company, Sprint and Sprint Capital Corporation (a wholly-owned subsidiary of Sprint) have a $1.1 billion revolving credit agreement with a syndicate of domestic and international banks, under which the Company can borrow up to an aggregate of $200 million. As of December 31, 1993, the Company had no borrowings outstanding under this agreement. The revolving credit agreement expires in July 1996 and, subject to the approval of the lenders, may be extended for up to an additional two years.


Recent Accounting Developments

Effective January 1, 1994, the Company will adopt SFAS No. 112,
"Employers' Accounting for Postemployment Benefits" (see Note 1 of "Notes to Consolidated Financial Statements" for additional information).

Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. Management believes the Company's operations meet the criteria for the continued application of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, noncash charge.

Effects of Inflation

The effects of inflation on the Company's operations were not significant during 1993, 1992 or 1991.


Item 8.  Financial Statements and Supplementary Data



INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors - Ernst & Young
Report of Independent Public Accountants - Arthur Andersen & Co. Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 1993
Consolidated Balance Sheets as of December 31, 1993 and 1992 Consolidated Statements of Cash Flows for each of the three years ended December 31, 1993
Notes to Consolidated Financial Statements

Financial Statement Schedules for each of the three years ended
December 31, 1993:

 V  - Consolidated Property, Plant and Equipment
 VI - Consolidated Accumulated Depreciation
 VIII-Consolidated Valuation and Qualifying Accounts
 IX - Consolidated Short-Term Borrowings
 X  - Consolidated Supplementary Income Statement Information

Certain financial statement schedules are omitted because the required information is not present, or because the information required is included in the consolidated financial statements and notes thereto.



REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central Telephone Company

We have audited the consolidated balance sheet of Central Telephone Company (a wholly-owned subsidiary of Sprint Corporation) as of December 31, 1993, and the related consolidated statements of income and retained earnings, and cash flows for the year then ended. Our audit also included the 1993 financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The financial statements and schedules of Central Telephone Company for the years ended December 31, 1992 and 1991, were audited by other auditors whose report dated February 3, 1993, expressed an unqualified opinion on those statements prior to restatement.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Telephone Company at December 31, 1993, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes, software costs and postretirement benefits.

We also audited the adjustments described in Note 1 that were applied to restate the 1992 consolidated financial statements for the change in the method of accounting for income taxes. In our opinion, such adjustments are appropriate and have been properly applied.




                                               ERNST & YOUNG


Kansas City, Missouri
January 21, 1994




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of
Central Telephone Company

We have audited the consolidated balance sheet of CENTRAL TELEPHONE COMPANY (a Delaware corporation and wholly owned subsidiary of Centel Corporation) AND SUBSIDIARIES as of December 31, 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the two years in the period ended December 31, 1992, prior to the restatement (and, therefore, are not presented herein) for the change in the Company's method of accounting for income taxes as described in
Note 1 to the restated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements (prior to restatement) based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements (prior to restatement) referred to above present fairly, in all material respects, the financial position of Central Telephone Company and Subsidiaries as of December 31, 1992, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements (prior to restatement) taken as a whole. In connection with our audits, certain auditing procedures were applied to the following schedules (prior to restatement) (and, therefore, are not presented herein) which are required for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements:

   Schedule V--Consolidated Property, Plant and Equipment
   Schedule VI--Consolidated Accumulated Depreciation
   Schedule VIII--Consolidated Valuation and Qualifying Accounts
   Schedule IX--Consolidated Short-Term Borrowings
   Schedule X--Consolidated Supplementary Income Statement
               Information

In our opinion, the information contained in these schedules
(prior to restatement) fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN & CO.


Chicago, Illinois
February 3, 1993


                    CENTRAL TELEPHONE COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
                      AND RETAINED EARNINGS
          Years ended December 31, 1993, 1992 and 1991
                          (In Millions)
                                    1993      1992      1991
OPERATING REVENUES
Local service                    $ 416.9   $ 375.4   $ 362.9
Toll and access service            345.8     309.1     328.4
Other                              105.9     102.1     117.6

                                   868.6     786.6     808.9

OPERATING EXPENSES
Other operating expenses           558.9     514.4     511.8
Merger, integration and
restructuring costs                 77.2
Depreciation and amortization      134.3     127.8     138.5

                                   770.4     642.2     650.3

OPERATING INCOME                   98.2      144.4     158.6

Gain on divestiture of
telephone properties                                   91.6
Interest expense                   (43.6)    (43.1)   (45.3)
Other income (expense), net          0.5      (0.6)     0.7

Income before income taxes,
extraordinary item and
cumulative effect of changes
in accounting principles            55.1      100.7     205.6

Income tax provision               (13.7)     (29.1)    (62.3)

Income before extraordinary
item and cumulative effect of
changes in accounting
principles                          41.4       71.6      143.3

Extraordinary losses on early
extinguishments of debt, net       (4.6)
Cumulative effect of changes in
accounting principles, net         (21.6)      (0.5)

NET INCOME                          15.2       71.1      143.3

RETAINED EARNINGS AT BEGINNING
OF YEAR                            257.3      216.7      259.4

Cash dividends
 Common stock                      (27.1)    (30.0)    (185.4)

 Preferred stock                    (0.5)     (0.5)      (0.6)

RETAINED EARNINGS AT END OF
YEAR                             $ 244.9    $ 257.3    $ 216.7

PRO FORMA AMOUNTS ASSUMING THE
CHANGE IN ACCOUNTING FOR
SOFTWARE COSTS WAS
RETROACTIVELY APPLIED

 Income before extraordinary     $ 41.4    $ 63.0    $ 138.1
item

 Net income                      $ 36.8    $ 62.5    $ 138.1

  See accompanying notes to consolidated financial statements.


                    CENTRAL TELEPHONE COMPANY
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1993 and 1992
                          (In Millions)
                                              1993      1992
ASSETS
CURRENT ASSETS
Cash                                        $ 9.5     $ 7.3
Receivables
  Customers and other, net of allowance for
doubtful accounts of $0.6 million ($0.5
million in 1992)                             84.0      82.9
 Interexchange carriers                       4.9       6.5
 Affiliated companies                        13.9       2.9
Advances to affiliates                        3.3       7.0
Deferred income taxes                        19.8      17.7
Prepaid expenses and other                   13.2      13.5
Total current assets                        148.6     137.8

PROPERTY, PLANT AND EQUIPMENT
Land and buildings                           116.4     113.0
Telephone network equipment and outside
plant                                      2,150.1   2,037.0
Other                                        138.8     151.7
Construction in progress                      13.9      28.3
                                           2,419.2   2,330.0

Less accumulated depreciation               (943.7)   (871.2)

                                           1,475.5   1,458.8


DEFERRED CHARGES AND OTHER ASSETS            80.7      127.5

                                        $ 1,704.8  $ 1,724.1



                    CENTRAL TELEPHONE COMPANY
             CONSOLIDATED BALANCE SHEETS (continued)
                   December 31, 1993 and 1992
                          (In Millions)

                                              1993      1992
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Outstanding checks in excess of cash
balances                                   $ 17.5    $ 19.6
Current maturities of long-term debt         22.7      31.2
Advances from affiliates                     14.4
Accounts payable
 Vendors and other                           17.6      24.3
 Interexchange carriers                      13.4      30.1
 Affiliated companies                        32.2       5.8
Accrued merger, integration and
restructuring costs                          24.3
Accrued interest                             17.2      13.1
Advance billings                             16.2      13.0
Accrued vacation pay                         15.2      16.4
Other                                        42.7      52.8
Total current liabilities                   233.4     206.3

LONG-TERM DEBT                              440.9     481.3

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes and investment tax
credits                                     276.4     293.2
Postretirement benefits obligations          71.6      43.8
Regulatory liability                         59.1      74.8
Other                                        15.1       3.5
                                            422.2     415.3

REDEEMABLE PREFERRED STOCK                    9.0       9.5

COMMON STOCK AND OTHER STOCKHOLDER'S
EQUITY
Common stock, no par value, authorized-
10.0 million shares, issued and
outstanding-9.0 million shares               354.4     354.4
Retained earnings                            244.9     257.3
                                             599.3     611.7
                                         $ 1,704.8 $ 1,724.1



 See accompanying notes to consolidated financial statements.




                    CENTRAL TELEPHONE COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31, 1993, 1992 and 1991
                          (In Millions)


                                            1993      1992      1991

OPERATING ACTIVITIES
Net income                               $ 15.2    $ 71.1    $ 143.3
Adjustments to reconcile net income to
net cash provided by operating
activities
 Depreciation and amortization            134.3     127.8      138.5
 Gain on divestiture of telephone
properties                                                     (91.6)
 Extraordinary losses on early
extinguishments of debt                     7.6
  Cumulative effect of changes in
accounting principles                      21.6      0.5
 Deferred income taxes and investment
tax credits                               (33.8)     2.1       (44.5)
 Changes in operating assets and
liabilities
  Receivables, net                        (10.5)     (2.5)     0.4
  Other current assets                     0.3       (2.4)     4.3
  Accounts payable                         0.9       12.3     (4.0)
  Accrued expenses and other current
liabilities                               32.9      (14.1)    24.1
  Noncurrent assets and liabilities,
net                                       55.6       16.2      4.5
 Other, net                                2.5       (0.4)    (0.3)
NET CASH PROVIDED BY OPERATING
ACTIVITIES                               226.6      210.6    174.7

INVESTING ACTIVITIES
Capital expenditures                    (163.4)    (168.1)  (162.2)

Proceeds from divestiture of telephone
properties                                                   215.8
(Increase) decrease in advances to
affiliates                                 3.7       19.5    (23.7)
Other, net                                 0.6      (17.6)   (11.5)
NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES                              (159.1)    (166.2)    18.4
FINANCING ACTIVITIES
Proceeds from long-term debt              118.6      157.1     88.3
Retirements of long-term debt            (147.5)    (190.0)   (39.1)
Increase (decrease) in short-term
borrowings                                (20.0)      20.0    (70.1)
Increase (decrease) in advances from
affiliates                                 14.4       (1.5)    (1.9)
Dividends paid                            (27.6)     (30.5)  (176.8)
Other, net                                 (3.2)      (0.1)    (0.3)
NET CASH USED BY FINANCING ACTIVITIES     (65.3)     (45.0)  (199.9)

INCREASE (DECREASE) IN CASH                 2.2       (0.6)    (6.8)

CASH AT BEGINNING OF YEAR                   7.3        7.9     14.7

CASH AT END OF YEAR                       $ 9.5      $ 7.3    $ 7.9


See accompanying notes to consolidated financial statements.


                    CENTRAL TELEPHONE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ACCOUNTING POLICIES

Central Telephone Company is engaged in the business of providing communications services, principally local, network access and toll services in portions of Florida, Illinois, Nevada, North Carolina and Virginia. The principal industries in the Company's service area include retail and wholesale trade, transportation, agriculture, manufacturing, finance and service.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Central Telephone Company and its wholly-owned subsidiaries, Central Telephone Company of Florida, Central Telephone Company of Virginia and Central Telephone Company of Illinois (the Company). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Centel Corporation (Centel); accordingly, earnings per share information has been omitted. Centel became a wholly-owned subsidiary of Sprint Corporation (Sprint) on March 9, 1993, in connection with the Sprint/Centel merger (see Note 2 for additional information).

The Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which requires the accounting recognition of the rate actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

Certain amounts in the accompanying consolidated financial statements for 1992 and 1991 have been reclassified to conform to the presentation of amounts in the 1993 consolidated financial statements. These reclassifications had no effect on net income in either year.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation

Depreciation expense is generally computed on a straight-line basis over the estimated useful lives as prescribed by regulatory commissions. Depreciation rate changes granted by a state commission resulted in additional depreciation expense in 1993 of $1 million. In addition, as ordered by the state commissions, the Company recorded nonrecurring charges to depreciation expense in 1991 of $5 million, which reduced net income by $1 million. Average annual composite depreciation rates, excluding the nonrecurring charges, were 5.5 percent for 1993, 5.3 percent for 1992 and 5.9 percent for 1991.

Income Taxes

Subsequent to the Sprint/Centel merger, operations of the Company are included in the consolidated federal income tax returns of Sprint. Prior to the merger, operations of the Company were included in the consolidated federal income tax returns of Centel. Federal income tax is calculated by the Company on the basis of its filing a separate return.

In 1993, the Company retroactively changed its method of accounting for income taxes by adopting SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. The new standard was adopted retroactive to January 1, 1992; accordingly, the 1992 financial statements were restated to reflect the change in accounting for income taxes. Under the provisions of SFAS No. 109, the Company adjusted existing deferred income tax amounts, using current tax rates, for the estimated future tax effects attributable to temporary differences between the tax bases of the Company's assets and liabilities and their reported amounts in the financial statements. The Company's principal temporary difference results from using different depreciable lives and methods with respect to its property, plant and equipment for tax and financial statement purposes.

The adoption of SFAS No. 109 resulted in a decrease in the deferred income tax liabilities as previous income tax accounting standards did not permit accumulated deferred income tax amounts to be adjusted for subsequent tax rate changes. However, because this decrease will accrue to the benefit of the Company's customers it has been reflected as a regulatory liability. Additionally, upon adoption of SFAS No. 109, the Company recognized deferred income tax liabilities for those temporary differences for which deferred income taxes had not previously been provided. Corresponding regulatory assets were also recorded by the Company to reflect the anticipated recovery of such taxes in future telephone rates. The adoption of SFAS No. 109 is reflected as a change in accounting principle in the 1992 consolidated statement of income. Adoption of this standard did not significantly impact the Company's 1993 results of operations.

Investment tax credits (ITC) are deferred and amortized over the useful life of the related property. The Tax Reform Act of 1986 effectively eliminated ITC after December 31, 1985.

Software Costs

Effective January 1, 1993, the Company changed its method of accounting for certain software costs. The change was made to conform the Company's accounting to the predominant practice among local exchange carriers. Under the new method, such costs are being expensed when incurred. The resulting nonrecurring, noncash charge of $22 million, net of related income tax benefits of $13 million, is reflected as a change in accounting principle in the 1993 consolidated statement of income. As a result of the change in accounting, the Company recognized incremental expense of $7 million in 1993.

Postretirement Benefits

Effective January 1, 1993, the Company modified its accrual method of accounting for postretirement benefits (principally health care and life insurance benefits) provided to certain retirees by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As permitted by SFAS No. 106, the Company elected to recognize its previously unrecognized obligation for postretirement benefits as of January 1, 1993 by amortizing such obligation on a straight-line basis generally over a period of 20 years, except in those jurisdictions where shorter amortization periods have been authorized for regulatory treatment.

Postemployment Benefits

Effective January 1, 1994, the Company will adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Under the new standard, the Company is required to recognize certain previously unrecorded obligations for benefits provided to former or inactive employees and their dependents, after employment but before retirement. Postemployment benefits offered by the Company include severance, workers compensation and disability benefits, including the continuation of other benefits such as health care and life insurance coverage. As required by the standard, the Company will recognize its obligations for postemployment benefits through a cumulative adjustment in the consolidated statement of income. The resulting nonrecurring, noncash charge will not significantly impact the Company's 1994 net income. Adoption of this standard is not expected to significantly impact future operating expenses.

Interest Charged to Construction

In accordance with the Uniform System of Accounts, as prescribed by the Federal Communications Commission (FCC), interest is capitalized on those telephone plant construction projects for which the estimated construction period exceeds one year. In addition, the Public Service Commission of Nevada has ordered that the Company's Nevada operations capitalize interest during construction on short-term projects.



2. MERGER, INTEGRATION AND RESTRUCTURING COSTS

Effective March 9, 1993, Sprint consummated its merger with Centel. Pursuant to the Agreement and Plan of Merger dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock.

The operations of the merged companies are being integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $77 million, which reduced 1993 net income by approximately $48 million.


3. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Substantially all employees of the Company are covered by noncontributory defined benefit pension plans sponsored by Centel. Effective December 31, 1993, such plans were merged with the defined benefit pension plan sponsored by Sprint. For participants of the plans represented by collective bargaining agreements, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plans provide pension benefits based upon years of service and participants' compensation.

The Company's policy is to make contributions to the plans each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1993, the plans' assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

The components of the net pension costs (credits) and related assumptions are as follows (in millions):

                                           1993    1992    1991

Service cost -- benefits earned during   $ 10.0  $ 8.8   $ 7.2
the period
Interest cost on projected benefit         20.8    18.7    14.2
obligation
Actual return on plan assets              (29.7)  (18.3)  (43.7)
Net amortization and deferral               5.8    (5.2)   16.7


Net pension cost (credit)                 $ 6.9   $ 4.0   $ (5.6)

Discount rate                              8.0%     8.8%    8.8%
Expected long-term rate of return on
plan assets                                9.5%    10.0%   10.0%
Anticipated composite rate of future
increases in compensation                  5.5%     7.0%    7.0%

In addition, the Company recognized pension curtailment losses of $5 million during 1993 as a result of the integration and restructuring actions (see Note 2 for additional information).

The funded status and amounts recognized in the consolidated balance sheets for the plans, as of December 31, are as follows
(in millions):

                                                1993      1992

Actuarial present value of pension benefit
obligations
Vested benefit obligation                    $ (262.8) $ (207.4)
Accumulated benefit obligation               $ (304.4) $ (241.3)

Projected benefit obligation                 $ (317.4) $ (263.7)
Plan assets at fair value                       279.7     262.4

Projected benefit obligation in excess of
plan assets                                     (37.7)     (1.3)
Unrecognized net losses                          39.4      23.3
Unrecognized prior service cost                  59.5      55.3
Unamortized portion of transition asset         (31.9)    (36.0)

Prepaid pension cost                           $ 29.3    $ 41.3

The projected benefit obligations as of December 31, 1993 and 1992 were determined using a discount rate of 7.5 percent for 1993 and 8.0 percent for 1992, and anticipated composite rates of future increases in compensation of 4.5 percent for 1993 and 5.5 percent for 1992.


Defined Contribution Plans

Substantially all employees of the Company are covered by defined contribution employee savings plans. Effective December 31, 1993, the plan covering participants not represented by collective bargaining agreements was merged with a defined contribution plan sponsored by Sprint. Eligible employees may contribute a portion of their compensation to the plans, and the Company makes matching contributions up to specified levels. The Company's contributions to the plans aggregated $10 million in 1993 and 1992, and $9 million in 1991.


Postretirement Benefits

The Company provides other postretirement benefits (principally health care and life insurance benefits) to certain retirees. Employees who retired from the Company before specified dates became eligible for these postretirement benefits at no cost to the retirees. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

For regulatory purposes, the FCC permits recognition of net postretirement benefits costs, including amortization of the transition obligation, in accordance with SFAS No. 106.

The components of the 1993 net postretirement benefits cost are as follows (in millions):


Service cost -- benefits earned during the period            $ 4.5
Interest on accumulated postretirement benefits obligation    12.4
Amortization of transition obligation                          5.9

Net postretirement benefits cost                            $ 22.8

For measurement purposes, an annual health care cost trend rate of 13 percent was assumed for 1993, gradually decreasing to 6 percent by 2000 and remaining constant thereafter. The effect of a one percent annual increase in the assumed health care cost trend rate would have increased the 1993 net postretirement benefits cost by approximately $4 million. The weighted average discount rate for 1993 was 8 percent.

In addition, the Company recognized postretirement benefits curtailment losses of $10 million during 1993 as a result of the integration and restructuring actions (see Note 2 for additional information).

The cost of providing health care and life insurance benefits to retirees was $11 million and $12 million in 1992 and 1991, respectively. Such costs were being accrued over the service periods of employees expected to receive the benefits, with past service costs amortized over 30 years except in those jurisdictions where shorter amortization periods had been authorized for regulatory purposes.

The amount recognized in the consolidated balance sheet as of December 31, 1993 is as follows (in millions):


Accumulated postretirement benefits obligation
 Retirees                                               $ 79.0
 Active plan participants -- fully eligible               34.3
 Active plan participants -- other                        64.2
                                                         177.5
Unrecognized net losses                                  (14.9)
Unrecognized transition obligation                       (91.0)

Accrued postretirement benefits cost                    $ 71.6


 The accumulated benefits obligation as of December 31, 1993 was determined using a discount rate of 7.5 percent. An annual health care cost trend rate of 12 percent was assumed for 1994, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a one percent annual increase in the assumed health care cost trend rate would have increased the accumulated benefits obligation as of December 31, 1993 by approximately $18 million.


4. INCOME TAXES

The components of the federal and state income tax provision are as follows (in millions):

                                      1993      1992      1991

Current income tax provision
 Federal                           $ 42.7    $ 23.0    $ 91.8
 State                                4.8       4.0      15.0
 Amortization of deferred ITC        (4.5)     (5.5)     (8.2)
                                     43.0      21.5      98.6
Deferred income tax provision
(benefit)
 Federal                             (26.8)    6.4      (32.0)
 State                                (2.5)    1.2       (4.3)
                                     (29.3)    7.6      (36.3)
Total income tax provision          $ 13.7  $ 29.1     $ 62.3

On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to the beginning of the year. Pursuant to SFAS No. 71, the resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate have generally been reflected as reductions to the related regulatory liabilities.

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1993 and 34 percent in 1992 and 1991 are as follows (in millions):

                                      1993      1992      1991

Federal income tax provision at
the statutory rate                  $ 19.3    $ 34.2    $ 69.9
Less amortization of deferred ITC     (4.5)     (5.5)     (8.2)
Expected federal income tax
provision after amortization of
deferred ITC                          14.8      28.7      61.7

Effect of
 Reversal of rate differentials       (3.2)     (2.9)     (5.2)
 State income tax, net of federal
income tax effect                      1.5       3.4       7.0
 Divestiture of telephone
properties                                                (4.7)
Other, net                             0.6       (0.1)     3.5

Income tax provision, including     $ 13.7     $ 29.1   $ 62.3
ITC
Effective income tax rate            25%       29%       30%


The 1993 income tax benefits allocated to other items are as follows (in millions):



Extraordinary losses on early extinguishments of debt      $ 3.0
Cumulative effect of changes in accounting principles       12.5

During 1993 and 1992, in accordance with SFAS No. 109, deferred income taxes were provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, along with the income tax effect of each, are as follows (in millions):

                           1993 Deferred         1992 Deferred
                             Income Tax            Income Tax
                          Assets    Liabilities  Assets  Liabilities

Property, plant and
equipment                            $ 272.1               $ 255.1
Postretirement and
other benefits           $ 23.7                $ 16.6
Expense accruals           10.8                  17.7
Integration and
restructuring costs        11.0
Other, net                              11.0                  31.3
                         $ 45.5      $ 283.1   $ 34.3      $ 286.4

During 1991, in accordance with APB No. 11, deferred income tax provisions resulted from the differences in the timing of recognizing certain revenues and expenses for financial statement and income tax purposes. The sources of the differences, along with the income tax effect of each, were as follows (in millions):


Postretirement and other benefits                      $ (1.5)
Expense accruals                                         (5.0)
Divestiture of telephone properties                     (26.7)
Other, net                                               (3.1)
                                                      $ (36.3)

5. DEBT

Long-term debt as of December 31 is as follows (in millions):
                                         1993          1992
                                            Weighted
                                            Average
                                            Interest
                                   Amount    Rate      Amount

Central Telephone Company
 First mortgage bonds, due 1994
through 2021                      $ 245.2    7.6%     $ 298.1
 Capital leases, due 1994 to
1996                                  0.2    8.5%         0.8
 Short-term borrowings
classified as long-term debt                             20.0

Subsidiaries
 First mortgage bonds, due 1994
through 2021                        115.5    7.9%       156.1
 Notes, due 2002 through 2020       102.7    7.2%        37.5
                                    463.6               512.5

Less current maturities              22.7                31.2
Total long-term debt, excluding
current maturities                $ 440.9             $ 481.3

Long-term debt maturities during each of the next five years are as follows (in millions):
                                                            Amount

1994                                                        $ 22.7
1995                                                           3.9
1996                                                          22.8
1997                                                          23.8
1998                                                          15.7

The first mortgage bonds are secured by substantially all of the Company's property, plant and equipment.

Provisions in certain debt agreements and charters restrict the payment of dividends. Under the most restrictive of these provisions, at any time the ratio of equity to total capitalization falls below 50 percent, dividends are limited to a percentage, as defined, of net income for the prior twelve month period. As a result of this requirement, $115 million of retained earnings were restricted from payment of dividends as of December 31, 1993. In connection with dividend restrictions, $138 million of the related subsidiaries' $154 million of retained earnings is restricted as of December 31, 1993.

Short-term borrowings of $20 million at December 31, 1992 with a weighted average interest rate of 7.3 percent are classified as long-term debt due to the Company's intent to refinance such borrowings on a long-term basis and its demonstrated ability to do so.

The Company, Sprint and Sprint Capital Corporation (a wholly-owned subsidiary of Sprint) have a $1.1 billion revolving credit agreement with a syndicate of domestic and international banks, under which the Company can borrow up to an aggregate of $200 million. The revolving credit agreement expires in July 1996 and, subject to the approval of the lenders, may be extended for up to an additional two years. As of December 31, 1993, the Company did not have any borrowings outstanding under the agreement.

During 1993, the Company redeemed, prior to scheduled maturities, $144 million of first mortgage bonds with interest rates ranging from 7.5 percent to 8.6 percent. During 1992, the Company redeemed, prior to scheduled maturities, $148 million of first mortgage bonds and debentures with interest rates ranging from
6.7 percent to 12.4 percent. Except for amounts deferred as allowed by the state commissions, the prepayment penalties incurred in connection with the early extinguishments of debt and the write-off of related debt issuance costs aggregated $5 million in 1993, net of related income tax benefits, and are reflected as extraordinary losses in the consolidated statement of income. Consistent with regulatory treatment, prepayment penalties incurred in 1992 are being amortized over the life of the applicable new issues.

6. COMMITMENTS AND CONTINGENCIES

Minimum rental commitments as of December 31, 1993 for all non-cancelable operating leases, consisting principally of leases for data processing equipment and real estate, are as follows (in millions):

                                                            Amount

1994                                                        $ 5.3
1995                                                          4.6
1996                                                          3.7
1997                                                          3.3
1998                                                          0.9
Thereafter                                                    1.0

Gross rental expense aggregated $22 million in 1993 and 1992, and $21 million in 1991.


7. RELATED PARTY TRANSACTIONS

Under agreements with Sprint and Centel, the Company reimburses such affiliates for data processing services, other data related costs and certain management costs which are incurred for the Company's benefit. Total charges to the Company aggregated $49 million, $45 million and $43 million in 1993, 1992 and 1991, respectively. The Company enters into cash advance and borrowing transactions with such affiliates; generally, interest on such transactions is computed based on the rate at which the Company is able to obtain funds externally. Interest expense on advances from such affiliates was $1 million in 1993. Interest expense in 1992 and 1991 was not significant. Interest income on advances to such affiliates was $1 million in 1993 and 1992 and $2 million in 1991.

 The Company purchases telecommunications equipment, construction and maintenance equipment, materials and supplies from its affiliate, North Supply. Total purchases for 1993 were $13 million.

The Company provides various services to Sprint's long distance communications services division, such as network access, billing and collection services, operator services and the lease of network facilities. The Company received $20 million in 1993 for these services The Company paid Sprint's long distance communications services division $1 million in 1993 for interexchange telecommunications services.

The CenDon partnership (CenDon), a general partnership between Centel Directory Company, an affiliate, and The Reuben H. Donnelley Corporation, pays the Company a fee for the right to publish telephone directories in the Company's operating territories, a listing fee and a fee for billing and collections services performed for CenDon by the Company. CenDon paid the Company $50 million in 1993 and 1992 and $46 million in 1991.


8. ADDITIONAL FINANCIAL INFORMATION

Divestiture of Telephone Properties

During 1991, the sale of the Company's local telephone operations in Minnesota and Iowa were completed, pursuant to a definitive agreement reached in November 1990. Proceeds from the sales included $116 million in cash, 2,885,000 shares of Rochester Telephone Corporation (Rochester) common stock and ownership rights in various cellular partnerships. Gains of $64 million, net of related income taxes, were realized on the sale. The Company received $112 million in cash and advances from Centel for the Rochester common stock and the cellular franchises and paid a dividend in cash and advances for the same amount to Centel.

Financial Instruments Information

The Company's financial instruments consist of long-term debt including current maturities with carrying amounts as of December 31, 1993 and 1992, of $464 million and $513 million, respectively, and an estimated fair values of $511 million and $526 million, respectively. The fair values are estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Supplemental Cash Flows Information

The supplemental disclosures required for the consolidated statements of cash flows for the years ended December 31, are as follows (in millions):

                                     1993     1992     1991
Cash paid for
Interest, net of amounts
capitalized                        $ 39.4   $ 40.5   $ 41.5
Income taxes                         38.5     39.1     89.6


Major Customer Information

Operating revenues from American Telephone & Telegraph resulting primarily from network access, billing and collection services and the lease of network facilities aggregated approximately $137 million, $150 million and $154 million for 1993, 1992 and 1991, respectively.


9. SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED


                                 1993 Quarters Ended
                        March 31   June 30  September 30  December 31
                                     (in millions)

Operating revenues       $ 204.9   $ 215.4     $ 218.8      $ 229.5
Operating income
(loss)[1]                  (38.0)     48.0        47.3         40.9
Income (loss) before
extraordinary  item
and cumulative
effect of
changes in
accounting
principles                 (28.9)     25.0        24.7         20.6
Net income (loss)          (50.6)     25.0        20.9         19.9


                                 1992 Quarters Ended
                        March 31   June 30  September 30  December 31
                                   (in millions)

Operating revenues      $ 194.2    $ 198.2     $ 198.5      $ 195.7
Operating income           36.0       39.5        33.7         35.2
Income before
extraordinary item
and cumulative
effect of
changes in
accounting
principles                 17.8       20.0        16.3        17.5
Net income                 17.3       20.0        16.3        17.5

[1]   During the first, third and fourth quarters 1993, the
    Company recognized nonrecurring charges of $68 million, $5 million and $4 million, respectively. Such charges reduced income before extraordinary item and cumulative effect of changes in accounting principles by $44 million, $2 million and $2 million, respectively. (See Note 2 for additional information.)

                    CENTRAL TELEPHONE COMPANY
    SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                  Year Ended December 31, 1993
                          (In Millions)

                    Balance                                     Balance
                    beginning  Additions,               Other    end of
                    of year    at cost    Retirements   changes   year

Land and buildings  $113.0      $ 5.3        $2.1      $ 0.2       $116.4
Other general
support assets       151.7       14.8        26.9       (0.8)       138.8
Cable and wire
facility assets    1,067.7       73.9         9.8       (1.2)     1,130.6
Central office
assets               869.4       73.6        17.3      (12.3)       913.4
Information
origination/
termination assets    99.9       10.2         4.0                   106.1
Telephone plant
under construction    28.3      (14.4)                               13.9

                    $2,330.0  $ 163.4       $60.1    $ (14.1) [1] $2,419.2



[1]       Primarily represents the write-off of certain software
    costs to conform the Company's accounting with the predominant practice in the industry and with the accounting method used by Sprint's local communications services division.


                    CENTRAL TELEPHONE COMPANY
    SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                  Year Ended December 31, 1992
                          (In Millions)

                    Balance                                     Balance
                    beginning  Additions,               Other    end of
                    of year    at cost    Retirements   changes   year

Land and buildings  $107.2      $ 6.7        $1.1       $ 0.2      $113.0
Other general
support assets       140.5       22.2        11.1         0.1       151.7
Cable and wire
facility assets    1,017.6       60.7        10.6                 1,067.7
Central office
assets               825.8       60.9        17.0        (0.3)      869.4
Information
origination/
termination assets   225.5        7.8       133.3        (0.1)       99.9
Telephone plant
under construction    18.4        9.8                     0.1       28.3

                  $2,335.0    $ 168.1      $173.1               $2,330.0



                    CENTRAL TELEPHONE COMPANY
    SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                  Year Ended December 31, 1991
                          (In Millions)

                    Balance                                     Balance
                    beginning  Additions,               Other    end of
                    of year    at cost    Retirements   changes   year

Land and buildings   $114.3    $ 4.6        $11.1      $ (0.6)    $107.2
Other general
support assets        143.0     16.2         22.9         4.2      140.5
Cable and wire
facility assets     1,049.7     67.0         99.0        (0.1)   1,017.6
Central office
assets                851.7     73.8         96.7        (3.0)     825.8
Information
origination/
termination assets    242.0     8.1          25.1         0.5      225.5
Telephone plant
under construction     26.9    (7.5)                     (1.0)      18.4

                   $2,427.6  $162.2        $254.8 [1]           $2,335.0

[1]   Retirements include approximately $213 million related
   to the divestiture of the Company's operations in Minnesota and Iowa.


                    CENTRAL TELEPHONE COMPANY
      SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION
                  Year Ended December 31, 1993
                          (In Millions)

                      Balance   Additions                         Balance
                     beginning  charged                Other      end of
                     of year    to income Retirements  changes    year

Buildings             $ 23.4     $3.2      $ 2.1        $(0.6)   $ 23.9
Other general
support assets          80.9     16.1       26.9          3.3      73.4
Cable and wire
facility assets        356.7     47.4        9.8         (3.0)    391.3
Central office
assets                 325.9     59.6       17.3         (1.0)    367.2
Information
origination/
termination assets      84.3      7.0        4.0          0.6      87.9
                     $ 871.2   $133.3 [1] $ 60.1        $(0.7)  $ 943.7




[1]  Reconciliation of additions charged to income to
amount disclosed in the consolidated statement of
income:
     Amount charged to income                          $ 133.3
     Amortization of intangibles                           1.0
     Depreciation and amortization included in
     consolidated statement of income                  $ 134.3

                    CENTRAL TELEPHONE COMPANY
      SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION
                  Year Ended December 31, 1992
                          (In Millions)

                      Balance   Additions                         Balance
                     beginning  charged                Other      end of
                     of year    to income Retirements  changes    year

Buildings             $ 21.6        $3.3       $ 1.1      $(0.4)    $ 23.4
Other general
support assets          80.5        10.5        11.1        1.0       80.9

Cable and wire         326.2        44.4        10.5       (3.4)     356.7
facility assets

Central office         282.8        60.0        17.1        0.2      325.9
assets

Information
origination/           208.4         8.9       133.3        0.3       84.3
termination assets

                     $ 919.5      $127.1 [1] $ 173.1      $(2.3)   $ 871.2

[1]    Reconciliation of additions charged to income to
amount disclosed in the consolidated statement of
income:
     Amount charged to income                          $ 127.1
     Amortization of intangibles                           0.7
     Depreciation and amortization included in
     consolidated statement of income                  $ 127.8


                    CENTRAL TELEPHONE COMPANY
      SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION
                  Year Ended December 31, 1991
                          (In Millions)

                      Balance   Additions                         Balance
                     beginning  charged                Other      end of
                     of year    to income Retirements  changes    year

Buildings           $ 23.6        $3.0        $ 4.6      $(0.4)  $ 21.6

Other general         74.6        19.5         15.6        2.0     80.5
support assets

Cable and wire       324.2        43.0         38.2       (2.8)   326.2
facility assets

Central office       274.5        58.4         50.3        0.2    282.8
assets

Information
origination/         217.0        13.9         23.4        0.9    208.4
termination assets

                   $ 913.9      $137.8 [1]  $ 132.1 [2]  $(0.1) $ 919.5


[1]    Reconciliation of additions charged to income to
amount disclosed in the consolidated statement of
income:
     Amount charged to income                          $ 137.8
     Amortization of intangibles                           0.7
     Depreciation and amortization included in
     consolidated statement of income                  $ 138.5

[2]    Reconciliation of retirements included in
Schedule V -- Consolidated Property, Plant and
Equipment:
     Amount charged to reserve                         $ 132.1
     Net book value of property sold in divestiture
     of local companies                                  122.7
       Total Schedule V retirements                    $ 254.8


                    CENTRAL TELEPHONE COMPANY
 SCHEDULE VIII -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
          Years Ended December 31, 1993, 1992 and 1991
                          (In Millions)



                                   Additions
                      Balance   Charged  Charged      Other       Balance
                      beginning   to     to other    additions     end of
                      of year   income  accounts   (deductions)    year


1993
 Allowance for
doubtful accounts        $0.5    $ 4.5              $ (4.4) [1]     $0.6

1992
 Allowance for
doubtful accounts        $0.6    $ 2.8              $ (2.9) [1]     $0.5

1991
 Allowance for
doubtful accounts        $0.6    $ 2.4              $ (2.4) [1]     $0.6



[1]       Accounts charged off, net of collections.


                    CENTRAL TELEPHONE COMPANY
        SCHEDULE IX -- CONSOLIDATED SHORT-TERM BORROWINGS
          Years Ended December 31, 1993, 1992 and 1991
                          (In Millions)


                               1993      1992 [1]     1991

Balance at end of period                $ 20.0

Weighted average interest rate           3.73%

Average amount outstanding
during the year                $28.1    $ 28.2        $25.3

Maximum amount outstanding
during the year                $67.0    $ 45.7        $58.1

Weighted average interest rate
during the year (computed by
dividing the annual interest
expense by the average debt
outstanding during the year)    3.17%    3.96%        6.81%


  [1]       As of December 31, 1992, short-term borrowings were
 classified as long-term debt in the consolidated balance sheet due to the Company's intent to refinance such borrowings on a long-term basis.

                    CENTRAL TELEPHONE COMPANY
            SCHEDULE X -- CONSOLIDATED SUPPLEMENTARY
                  INCOME STATEMENT INFORMATION
          Years Ended December 31, 1993, 1992 and 1991
                          (In Millions)

                                      1993      1992      1991

Maintenance and repairs  [1]       $ 288.4   $ 262.7   $ 259.3

Taxes, other than payroll and
income taxes:
  Property taxes                    $ 14.9    $ 15.5    $ 15.5
  Gross receipts and other            11.1       9.8       8.9
                                    $ 26.0    $ 25.3    $ 24.4



     [1]       Amounts represent plant operations expense as
    maintenance and repairs is the primary component of this total.

    Item 9.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure

  As reported in Central Telephone's Current Report on Form 8-K dated April 28, 1993, following consummation of the Sprint/Centel merger, Arthur Andersen & Co. was replaced with Ernst & Young as auditors of the Company, effective April 23, 1993.


Part III

  Item 10.  Directors and Executive Officers of the Registrant

   Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of Central Telephone required by Item 10 is incorporated by reference from Central Telephone's definitive proxy statement or information statement which is anticipated to be filed within 120 days after the end of Central Telephone's fiscal year ended December 31, 1993.

   For information pertaining to Executive Officers of Central
Telephone, as required by Instruction 3 of Paragraph (b) of Item
401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this report.

   Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from Central Telephone's definitive proxy statement or information statement which is anticipated to be filed within 120 days after the end of Central Telephone's fiscal year ended December 31, 1993.

Item 11.  Executive Compensation

   Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from Central Telephone's definitive proxy statement or information statement which is anticipated to be filed within 120 days after the end of Central Telephone's fiscal year ended December 31, 1993.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

   Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from Central Telephone's definitive proxy statement or information statement which is anticipated to be filed within 120 days after the end of Central Telephone's fiscal year ended December 31, 1993.

Item 13.  Certain Relationships and Related Transactions

   Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from Central Telephone's definitive proxy statement or information statement which is anticipated to be filed within 120 days after the end of Central Telephone's fiscal year ended December 31, 1993.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

  (a) 1. The consolidated financial statements of the Company and supplementary financial information are listed in the Index to Financial Statements and Financial Statement
           Schedules included at Item 8 of this report.

      2. The consolidated financial statement schedules of the Company are listed in the Index to Financial Statements and Financial Statement Schedules included at Item 8 of this report.

      3. The following exhibits are filed as part of this report.

          3(a) Certificate of Incorporation of Central Telephone, as amended.

          3(b)   Bylaws of Central Telephone, as amended.

          4(a) Indenture dated June 1, 1944, between Central Telephone and The First National Bank of Chicago and Robert L. Grinnell, as Trustees (under which J. G. Finley is successor to Robert L. Grinnell), as amended and supplemented by indentures supplemental thereto through and including a Thirty-third Supplemental Indenture dated as of August 15, 1982 (Incorporated by reference to Exhibit No. 4A to Central Telephone's Registration Statement No. 33-10475 filed December 1,
                 1986).

          4(b) Thirty-fourth Supplemental Indenture, dated as of December 15, 1986 (Incorporated by reference to Exhibit No. 4B to Central Telephone's Registration Statement No. 33-35411 filed June 14, 1990).

          4(c)   Thirty-fifth Supplemental Indenture, dated as of
                 October 15, 1990 (Incorporated by reference to Central Telephone's Current Report on Form 8-K dated October 26, 1990).

          4(d)   Thirty-sixth Supplemental Indenture, dated as of
                 March 15, 1991 (Incorporated by reference to Central Telephone's Current Report on Form 8-K dated June 14,
                 1991).

          4(e)   Thirty-seventh Supplemental Indenture dated as of
                 August 15, 1992.

          12     Ratio of Earnings to Fixed Charges

          21     Subsidiaries of the Registrant.

          23(a)  Consent of Ernst & Young.

          23(b)  Consent of Arthur Andersen & Co.

          Central Telephone will furnish to the Securities and Exchange Commission, upon request, a copy of the instruments, other than the indentures listed as Exhibits 4(a), (b), (c), (d) and (e), defining the rights of holders of its long-term debt and the long-term debt of its subsidiaries. The total amount of securities authorized under any of said other instruments does not exceed 10 percent of the total assets of Central Telephone and its subsidiaries on a consolidated basis.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1993.

(c)  Exhibits are listed in Item 14(a).


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTRAL TELEPHONE COMPANY
                                              (Registrant)


                                        By /s/ D. Wayne Peterson
                                            D. Wayne Peterson
                                            President and Chief
                                            Executive Officer

Date:  March 31, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1994.



                                            /s/ D. Wayne Peterson
                                            D. Wayne Peterson
                                            President and Chief
                                            Executive Officer



                                            /s/ John P. Meyer
                                            John P. Meyer
                                            Vice President - Chief
                                            Financial Officer



                                           /s/ Ralph J. Hodge
                                           Ralph J. Hodge
                                           Vice President -
                                           Controller



                           SIGNATURES
                    CENTRAL TELEPHONE COMPANY
                          (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 1994.



/s/ Stephen M. Bailor
Stephen M. Bailor, Director



/s/ Don A. Jensen
Don A. Jensen, Director



/s/ William E. McDonald
William E. McDonald, Director



/s/ D. Wayne Peterson
D. Wayne Peterson, Director



/s/ Alan J. Sykes
Alan J. Sykes, Director



/s/ M. Jeannine Strandjord
M. Jeannine Strandjord, Director



/s/ Dianne Ursick
Dianne Ursick, Director