Form 10-K/A
period 1993-12-31
CENTRAL TELEPHONE CO
filed 1994-04-29
CIK 18792

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-K/A-1

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended       December 31, 1993

                               OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to ______________

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

              Documents incorporated by reference.



None

                            PART III

Item 10.  Directors and Executive Officers of the Registrant



                   Directors of the Registrant





     Stephen M. Bailor - Mr. Bailor, 50, is Vice President of Central Telephone Company (Central Telephone). He also is, and since September, 1993 has been, Vice President-Financial and Local Billing Services of Sprint's Finance Division. He has been an officer of Central Telephone for more than 5 years. Mr. Bailor has been a Director since March, 1993.





     Don A. Jensen - Mr. Jensen, 58, is, and since September, 1993 has been, Vice President and Assistant Secretary of Central Telephone. He also is, and since 1975 has been, Vice President and Corporate Secretary of Sprint Corporation (Sprint). Mr. Jensen has been a Director since March, 1993.





     William E. McDonald - Mr. McDonald, 51, is, and since September, 1993 has been, President of the North Carolina Division of Central Telephone. Mr. McDonald is also President of the four other companies comprising the Mid-Atlantic Group of local exchange companies of Sprint. From 1988 to 1993, he was President of the two companies comprising the Eastern Group of local exchange companies of Sprint. Mr. McDonald has been a Director since September, 1993.





     D. Wayne Peterson - Mr. Peterson, 58, is, and since
September 1993 has been, President and Chief Executive Officer of
Central Telephone.  He is also President - Local
Telecommunications Division of Sprint.  From 1980 to 1993, Mr.
Peterson served as President of Carolina Telephone and Telegraph
Company, a subsidiary of Sprint. Mr. Peterson has been a Director since July, 1993.





     M. Jeannine Strandjord - Ms. Strandjord, 48, is, and since September, 1993 has been, Vice President and Treasurer of Central Telephone. She also is, and since 1990 has been, Senior Vice President and Treasurer of Sprint. From 1986 to 1990, she was Vice President and Controller of Sprint. Ms. Strandjord has been a Director since March, 1993.





     Alan J. Sykes - Mr. Sykes, 46, is, and since 1987 has been,
Vice President of Revenues of Sprint's Local Telecommunications
Division.  Mr. Sykes has been a Director since March, 1993.





     Dianne Ursick - Ms. Ursick, 44, is, and since March, 1993 has been, President of the Nevada Division of Central Telephone. From 1989 to 1993, she was General Regulatory Manager of the Nevada Division. Ms. Ursick has been a Director since September, 1993.





              Executive Officers of the Registrant



      For information pertaining to Executive Officers of Central
Telephone, as required by Instruction 3 of Paragraph (b) of Item
401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this report.



  Compliance with Section 16(a) of the Securities Exchange Act





     Section 16(a) of the Securities Exchange Act of 1934 requires Central Telephone's Directors and executive officers to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Central Telephone's equity securities. Directors and executive officers are required by regulations of the SEC to furnish Central Telephone with copies of all Section 16(a) reports they file.





     None of Central Telephone's Directors and executive officers own any equity securities of Central Telephone. Due to an oversight, none of these individuals filed initial reports required under Section 16(a) when they first became directors or executive officers to report that no such securities were owned by them. As soon as the oversight was discovered, Central Telephone's Directors and executive officers promptly filed the required reports.





     To Central Telephone's knowledge, based solely on review of the copies of such reports furnished to Central Telephone and written representations that no other reports were required, during 1993 all Section 16(a) filing requirements applicable to its Directors and executive officers were complied with, except for the initial filings described in the preceding paragraph.



Item 11.  Executive Compensation



     The following tables set forth the annual compensation of the two individuals who served as Chief Executive Officer during 1993 and the other executive officers of Central Telephone who earned at least $100,000 in salary and bonus for services to Central Telephone and its subsidiaries (the Company), during 1993 (the Named Officers).




                   Summary Compensation Table





     The following table reflects the cash and non-cash compensation for the Named Officers. Annual salary and bonus amounts shown are amounts allocated to the Company by Sprint, or by Centel Corporation (Centel) prior to the merger of Sprint and Centel on March 9, 1993 (the Merger), whereas all other amounts represent items of compensation attributable to Sprint or Centel as a whole.



                                     Annual Compensation

                                _________________________________


                                                        Other
                                                        Annual
                                                        Compen-
Name and Principal                                      sation
    Position            Year    Salary($)    Bonus($)   ($)<F1>




John P. Frazee,         1993     98,738            0    150,704 <F4>
  Jr. <F3>
  Chief Executive       1992    394,927      431,055    570,805
  Officer               1991    337,453      443,080      ---

D. Wayne                1993     27,985       19,762     24,166 <F6>
  Peterson<F5>
  Chief Executive
  Officer

Dianne Ursick<F7>        1993     74,808       41,156      4,587
  President
  Nevada Division



                                            Long-Term Compensation

                                   ____________________________________

                                           Awards               Payouts
                                   _______________________      _______

                                                Securities
                                   Restricted   Underlying
                                    Stock        Options/        LTIP
Name and Principal      Year       Award(s)      SARs           Payouts
    Position                         ($)          (#)             ($)




John P. Frazee,         1993            0       31,000                0
  Jr. <F3>
  Chief Executive       1992            0            0                0
  Officer               1991            0       52,000          725,072

D. Wayne                1993      372,500<F8>   11,000           89,783
  Peterson<F5>
  Chief Executive
  Officer

Dianne Ursick<F7>        1993           0        5,000                0
  President
  Nevada Division


                                All
                                Other
                                Compen-
Name and Principal              sation
    Position            Year    ($)<F1><F2>




John P. Frazee,         1993    89,500
  Jr. <F3>
  Chief Executive       1992    29,743
  Officer               1991     ---

D. Wayne                1993    42,431
  Peterson<F5>
  Chief Executive
  Officer

Dianne Ursick<F7>        1993    6,060
  President
  Nevada Division



____________
Notes:

<F1> In accordance with the transitional provisions applicable to the revised proxy rules adopted by the Securities and Exchange Commission (SEC), amount of Other Annual Compensation and All Other Compensation are excluded for 1991.
<F2> Consists of the following amounts for 1993:  (a) $5,053,
    $5,862 and $5,612 contributed on behalf of Mr. Frazee, Mr. Peterson and Ms. Ursick, respectively, as company contributions under Sprint's and Centel's Retirement Savings Plans; (b) $843 and $448 in dividends on Centel Employees' Stock Ownership Plan shares for Mr. Frazee and Ms. Ursick, respectively; (c) $73,311 and $34,455 in relocation expenses for Mr. Frazee and Mr. Peterson, respectively; (d) $10,293 in contributions on behalf of Mr. Frazee under Centel's Matched Deferred Salary Plan; and (e) $2,114 for Mr. Peterson representing the portion of interest credits on deferred compensation accounts under Sprint's Executive Deferred Compensation Plan that are deemed by SEC rules to be at above-market rates.
<F3> Mr. Frazee retired as Chief Executive Officer of Central
    Telephone on August 1, 1993.
<F4> Includes the cost of providing tax and financial services of $12,500 and personal use of corporate aircraft of $16,800.
<F5> Mr. Peterson first became an executive officer of Central
    Telephone on September 28, 1993.
<F6> Includes $12,500 in automobile allowance and $4,854 in
    telephone concessions.
<F7> Ms. Ursick first became an executive officer of Central
    Telephone on March 9, 1993.
<F8> The value of the restricted stock shown is based on the closing price of Sprint common stock on October 20, 1993, the date of the grant. As of December 31, 1993, Mr. Peterson held
  10,000 restricted shares valued at $347,500, based on the closing price of Sprint common stock on December 31, 1993, equal to $34.75. Mr. Peterson has the right to vote and receive dividends on the restricted shares. Twenty-five percent of the award vests on July 12, 1996, 25% on July 12, 1997, and 50% on July 12, 1998.





                          Option Grants





  The following table summarizes options granted to the Named Officers during 1993 for the purchase of shares of Sprint common stock under Sprint's stock option plans. The amounts shown as potential realizable values on these options are based on arbitrarily assumed annualized rates of appreciation in the price of Sprint common stock of five percent and ten percent over the term of the options, as set forth in SEC rules. The Named Officers will realize no gain on these options without an increase in the price of Sprint common stock. No stock appreciation rights were granted during 1993. The amounts below represent items of compensation attributable to Sprint as a whole.



                Option Grants in Last Fiscal Year


                                                % of Total
                        Number of               Options
                        Securities              Granted to
                        Underlying Options      Employees in
       Name             Granted (#)<F1>         Fiscal Year




John P. Frazee, Jr.     31,000                  1.9140

D. Wayne Peterson       11,000                  0.6791

Dianne Ursick            5,000                  0.3097






                                Exercise or
                                Base Price      Expiration
       Name                     ($/Sh)            Date          0%




John P. Frazee, Jr.             $30.81250       03/09/03      $0.00

D. Wayne Peterson               $30.81250       03/09/03      $0.00

Dianne Ursick                   $30.81250       03/09/03      $0.00



                                        Potential Realizable
                                           Value at Assumed
                                        Annual Rates of Stock
                                        Price Appreciation for
                                            Option Term <F2>
                               ______________________________________
       Name                             5%                  10%




John P. Frazee, Jr.             $600,712.29             $1,522,322.88

D. Wayne Peterson               $213,155.97               $540,179.09

Dianne Ursick                    $96,889.08               $245,535.95


_____
Notes:

<F1> Twenty-five percent of the grants shown became
    exercisable on March 9, 1994, and an additional 25% become exercisable on March 9 of each of the three successive years. The options each have a reload feature. A reload option is an option granted when an optionee exercises a stock option and makes payment of the purchase price using shares of previously owned Sprint common stock. A reload option is granted for the number of shares equal to the number of shares utilized in payment of the purchase price and tax withholding, if any. The option price for a reload option is equal to the market price of Sprint common stock on the date of exercise of the original option. The expiration date of a reload option is the same as the expiration date of the option that was exercised. A reload option becomes exercisable one year from the date the original option was exercised, provided the shares acquired on the exercise of the original option are held by the optionee for at least six months. The reload feature is designed to encourage early exercise of options, without foregoing the opportunity for further appreciation, and to promote retention of the Sprint common stock acquired.
<F2> The dollar amounts in these columns are the result of
    calculations at the five percent and ten percent rates set by the SEC and are not intended to forecast future appreciation of Sprint common stock.






           Option Exercises and Fiscal Year-End Values





  The following table summarizes the net value realized on the exercise of options in 1993, and the value of the outstanding options at December 31, 1993, for the Named Officers.


         Aggregated Option Exercises in Last Fiscal Year
                    and FY-end Option Values


                        Shares Acquired         Value Realized
   Name                 on Exercise(#)              <F1>($)


John P. Frazee, Jr.     564,525                 9,619,681
D. Wayne Peterson             0                         0
Dianne Ursick            15,173                   223,947



                       Number of Securities       Value of Unexercised
                      Underlying Unexercised          In-the-Money
                       Options at 12/31/93        Options at 12/31/93<F2>

                   ___________________________    ___________________________

                   Exercisable   Unexercisable    Exercisable   Unexercisable
Name                    (#)          (#)             ($)            ($)


John P. Frazee, Jr.        0               0              0               0
D. Wayne Peterson     53,200          27,000        738,554         166,766
Dianne Ursick          1,233           5,000          6,170          19,375

__________
Note:

<F1> The value realized upon exercise of an option is the
    difference between the fair market value of the shares of Sprint common stock received upon the exercise, valued on the exercise date, and the exercise price paid.
<F2> The value of unexercised, in-the-money options is the
    difference between the exercise price of the options and the fair market value of Sprint common stock at 12/31/93
    ($34.6875).






                 Long-Term Incentive Plan Awards





   The following table represents potential awards under Sprint's long-term incentive plan which, subject to Sprint's right to amend the plan at any time prior to the approval of payouts by the Organization and Compensation Committee of Sprint's Board of Directors, can be earned by the achievement of certain financial objectives over the three year period ending December 31, 1995. Payouts of awards (which represent items of compensation attributable to Sprint as a whole) are tied to achieving specified levels of performance criteria, based on certain financial objectives, within Sprint's Long Distance Division
(LDD), its Local Telecommunications Division (LTD) and its Cellular Division (CD). The relative weight given to the performance criteria of the LDD, the LTD and the CD in computing an executive's payout is based on the executive's responsibilities with Sprint.





   The portion of the payout applicable to the LDD is tied to achieving specified levels of operating margin and net collectible revenue growth. The target amount will be earned if 100% of the targeted levels of such criteria is achieved. The threshold amount will be earned with the achievement of 85% of the operating margin target and 83% of the revenue growth target and the maximum award will be earned at achieving 114% of the operating margin target and 146% of the revenue growth target.
An award payout will not be earned for the portion of the payout applicable to the LDD criteria for performance below the threshold.





   The portion of the payout applicable to the LTD is tied to achieving specified levels of earnings before interest, taxes and depreciation as a percent of net revenues (EBITD), and return on assets (ROA). The target amount will be earned if 100% of the targeted level of such criteria is achieved. The threshold amount will be earned with the achievement of 95% of the ROA target and 97% of the EBITD target and the maximum award will be earned at achieving 103% of the ROA target and 104% of the EBITD
target.   An award payout will not be earned for the portion of
the payout applicable to the LTD criteria for performance below the threshold.





   The portion of the payout applicable to the CD is tied to achieving specified levels of operating income and net collectible revenue. The target amount will be earned if 100% of the targeted level of such criteria is achieved. The threshold amount will be earned with the achievement of 70% of the operating income target and 90% of the revenue target and the maximum award will be earned at achieving 130% of the operating
income and revenue targets.   An award payout will not be earned
for the portion of the payout applicable to the CD criteria for performance below the threshold.





   The calculated payout, based on the achievement of the above financial criteria, is adjusted (increased or decreased) by the percent change in the market price of Sprint common stock as determined by the change in the average of the high and low prices on January 1, 1993 and December 31, 1995. If the stock price increases over the three-year performance period, the payout is adjusted by the percentage increase in stock price. Conversely, if the stock price decreases over the three-year performance period, the payout is reduced by the percentage decrease in stock price. Upon approval of the payouts by the Organization and Compensation Committee, a portion of each payout will be paid in Sprint common stock, based on the market value of Sprint common stock on the date of such approval, and the remaining portion in cash. Currently the payouts are made 55% in Sprint common stock and 45% in cash to meet tax withholding requirements.






     Long-Term Incentive Plans - Awards in Last Fiscal Year

                                    Performance or
                                     Other Period
                                    Until Maturation
        Name                           or Payout


      D. Wayne Peterson              1/1/93-12/31/95




                                   Estimated Future Payouts
                            under Non-Stock Price Based Plans<F1>

                        _______________________________________________

                        Threshold           Target              Maximum
Name                      ($)               ($)                  ($)


D. Wayne Peterson       $43,964           $106,580            $161,202


________

<F1> Awards are based on a percentage of the Named Officers'
    average base salary midpoint over the three-year performance cycle which ends December 31, 1995. In calculating the average base salary midpoint, the table assumes the base salary midpoint for 1995 will equal the 1994 base salary midpoint. In addition, the estimated future payouts shown assume that the average of the high and low price of Sprint common stock on December 31, 1995 will be the same as it was on January 1, 1993. Mr. Peterson was the only Named Officer to receive an award under the Long-Term Incentive Plan during 1993.





                    Retirement Pension Plans





     The Centel Retirement Pension Plan was a qualified, noncontributory plan available to certain employees of the Company and Centel including the executive officers. On December 31, 1993, the Centel plan was merged with and into the Sprint Retirement Pension Plan. On January 1, 1994, all employees of the Company, including executive officers, began to accrue a pension benefit under the Sprint plan. Prior to that date, the pension benefit for certain executive officers of Central Telephone, including Mr. Frazee, was determined under provisions of the Centel plan.





     Under the Centel plan, the benefit for service prior to 1985 (calculated as a life annuity payable upon retirement at or after age 65) is based upon average monthly cash compensation for the highest 60 consecutive months during the last 15 years of credited service times 1.125% for cash compensation below $9,000 and 1.5% for cash compensation in excess of that amount. Compensation earned prior to 1990 was used to determine the average monthly cash compensation to be applied to service prior to 1985. For service beginning January 1, 1985 or thereafter, the benefit is based upon career average monthly cash compensation subsequent to that date times 1.7% for each year of credited service. No amounts are offset against benefits.





     The Centel plan permits early retirement at or after age 55 and five years service but the benefit is reduced 3.6% for each year prior to age 60 that benefit payments are made. Various benefit payment options are available including joint and survivor benefits and a 10-year certain benefit. Credited service under the plan for Mr. Frazee is 22 years. In 1993, the normal retirement benefit at age 65 was limited by law to $115,641. This limit is subject to annual adjustment by the Internal Revenue Service. Centel has adopted a Defined Benefit Restoration Plan under which it will pay any difference between the amount limited by law and the amount otherwise payable under the Centel plan.





     The following table shows estimated normal retirement benefits at age 65 under the Centel Retirement Pension Plan and Defined Benefit Restoration Plan, assuming that retirement occurred on January 1, 1994, and that annual pay increases since 1985 have occurred at the same average annual budgeted increase for all management employees using the annual cash compensation (salary plus bonus) during the final year of employment.






                    Centel Pension Plan Table


Final Annual Cash              Years of Credited Service
  Compensation          10             20          30             40


 $200,000             $26,586       $48,483      $70,380        $92,276
  400,000              53,240        97,371      141,502        185,633
  600,000              79,894       146,259      212,624        278,989
  800,000             106,548       195,147      283,746        372,345
1,000,000             133,202       244,035      354,868        465,701
1,200,000             159,855       292,923      425,990        559,058






     Under the Sprint plan, employees earn a benefit for services beginning after 1993 equal to 1.5% of actual yearly salary. For each year of service prior to 1994, employees earn a benefit equal to 1.5% of average pay for the five years ending in 1993.





   Prior to 1990, the Sprint plan provided pension benefits based on an employee's five highest consecutive years' compensation in the last ten years before retirement. The benefit was determined by taking 1.2% of such average compensation plus .35% of such average compensation in excess of a certain amount ($22,200 in 1994) and multiplying the result by the individual's years of credited service. Employees who retire before the year 2000 will have their pension benefit calculated under both the new and old formulas and will receive the greater of the two benefits. Because the benefit for Mr. Peterson is expected to be greater under the old formula, the table below reflects the estimated annual pension benefit payable to an individual retiring in 1994 at age 65 under the old formula. The amounts include all prospective benefits under Sprint's plans, whether tax-qualified or not.






                        Sprint Pension Plan Table



Remuneration<F1>                        Years of Service <F2>

                        ___________________________________________________

                           15        20       25          30         35


 $400,000               $91,835  $122,446  $153,058   $183,669     $214,281
  500,000               115,085   153,446   191,808    230,169      268,531
  600,000               138,335   184,446   230,558    276,669      322,781
  700,000               161,585   215,446   269,308    323,169      377,031
  800,000               184,835   246,446   308,058    369,669      431,281
  900,000               208,085   277,446   346,808    416,169      485,531
1,000,000               231,335   308,446   385,558    462,669      539,781

____________

<F1> Compensation, for purposes of estimating a pension
    benefit, includes salary and bonus as reflected under Annual Compensation in the Summary Compensation Table. The calculation of benefits under the pension plans generally is based upon average compensation for the highest five consecutive years of the ten years preceding retirement.
<F2> These amounts are straight life annuity amounts and would not be subject to reduction because of Social Security benefits. For purposes of estimating a pension benefit, the years of service credited for Mr. Peterson is 26 years.






     Ms. Ursick's pension benefit is determined primarily by a career average formula and is not disclosed under either of the two tables above. Assuming she continues in her current position with the Company at current compensation levels and retires at age 65, her annual pension benefit payable would be approximately $84,150. This amount is a straight life annuity amount.





                      Employment Contracts





     Mr. Peterson has signed a non-competition agreement with Sprint which provides, in general, that he may receive 18 months of compensation and benefits following his involuntary termination of employment if he does not associate himself with a competitor during that period.





   Sprint has a Key Management Benefit Plan providing for a survivor benefit in the event of the death of a participant or, in the alternative, a supplemental retirement benefit. Participants are key executives of Sprint and its subsidiaries as designated by the Chief Executive Officer of Sprint and approved by the Organization and Compensation Committee. Under the plan, if a participant dies prior to retirement, the participant's beneficiary will receive ten annual payments each equal to 25% of the participant's highest annual salary during the five-year period immediately prior to the time of death. If a participant dies after retiring or becoming permanently disabled, the participant's beneficiary will receive a benefit equal to 300% (or a reduced percentage if the participant retires before age
60) of the participant's highest annual salary during the five-year period immediately prior to the time of retirement or disability, payable either in a lump sum or in installments at the election of the participant. Prior to reaching age 60 and at least 13 months before retirement, a participant may elect a supplemental retirement benefit in lieu of all or a portion of the survivor benefit. The supplemental retirement benefit will be the actuarial equivalent of the survivor benefit and will be paid in a lump sum, in installments, or as a single life or joint and survivor annuity, at the election of the participant. Mr. Peterson is a participant in the plan.





                     Directors' Compensation





     Following the Merger, all Directors of Central Telephone were employed by Sprint or its subsidiaries and received no compensation for serving as a Director of Central Telephone. Prior to the Merger, Directors not employed as officers of the Company or Centel received basic annual compensation of $25,000. In addition, if he or she was an outside Director, the vice chairman of the Executive Committee received $20,000 and the chairman of each other committee received $2,500. Outside Directors received an additional $1,000 for each meeting attended and $750 for each telephone call meeting.





     Prior to the Merger, outside Directors could defer their compensation and elect to have amounts deferred earn interest at the prime rate compounded quarterly, or be converted into units equivalent to shares of Centel common stock. Deferred amounts would be paid following termination of service as a Director or, upon election, prime rate accounts would be paid in the fifth year following the deferral election.





     Outside Directors who retired after age 65 received an annual retirement benefit equal to the basic annual rate of compensation then in effect (a) for life, if the outside Director served for 10 or more years, or (b) for the number of full quarters served by the outside Director, if less than 10 years.



Item 12.  Security Ownership of Certain Beneficial Owners and
Management



     The following table sets forth information about the only known beneficial owner of more than five percent of Central
Telephone's outstanding voting securities as of December 31, 1993:




   Name and Address           Title of      Number      Percent
   of Beneficial Owner          Class      of Shares    of Class


   Centel Corporation       Common Stock   9,000,000     100%
   2330 Shawnee Mission
   Parkway
   Westwood, Kansas 66205






     The following table sets forth information as of December 31, 1993, with respect to the shares of Sprint common stock owned by each current Director, each of the executive officers named in the executive compensation tables, and by all Directors and executive officers as a group. No Director or executive officer owns any equity security of Central Telephone.



                                            Sprint Common Stock
            Name of Individual or          Beneficially Owned <F1>
              Identity of Group               Number of Shares


   Stephen M. Bailor                         46,853 <F2>
   John P. Frazee, Jr.                       31,681 <F3>
   Don A. Jensen                             35,358 <F2>
   William E. McDonald                       63,249 <F2>
   D. Wayne Peterson                         88,487 <F2>
   M. Jeannine Strandjord                    43,013 <F2>
   Alan J. Sykes                             24,678 <F2><F3>
   Dianne Ursick                             23,979 <F2>
   All Directors and executive officers
        as a group (13 persons)             639,604 <F2><F4>
___________
Notes:

<F1>  Unless otherwise noted, the persons for whom the information is provided had sole voting and investment power over the shares of stock shown as beneficially owned.
<F2>  Includes shares which may be acquired upon the exercise of stock options exercisable on or within 60 days after
     December 31, 1993, under Sprint's stock option plans as follows: 37,367, 17,764, 43,000, 60,950, 31,750, 19,500 and
     1,233 shares for Mr. Bailor, Mr. Jensen, Mr. McDonald, Mr. Peterson, Ms. Strandjord, Mr. Sykes and Ms. Ursick, respectively, and 433,490 shares for all Directors and executive officers as a group.
<F3>  Includes shares held by or for the benefit of family members in which beneficial ownership has been disclaimed: 704 shares owned by Mr. Frazee's wife and 4,377 shares held by Mr. Frazee as custodian for his children, and 86 shares held by Mr. Sykes as custodian for his son.
<F4>  Represents less than 1% of class.




Item 13.  Certain Relationships and Related Transactions



     DuBose Ausley, who was a Director of Central Telephone through March 9, 1993, is President of the law firm of Ausley, McMullen, McGehee, Carothers & Proctor, P.A., which provided legal services to a subsidiary of Central Telephone in 1993 for which it billed $403,950.





     For information pertaining to transactions with affiliated companies, refer to footnote 7 to the consolidated financial statements in Part II of this report.





SIGNATURE





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CENTRAL TELEPHONE COMPANY
                                         (Registrant)



Date:  April 28, 1994      By /s/ RALPH J. HODGE
                                        Ralph J. Hodge
                                  Vice President - Controller

                          EXHIBIT INDEX






3(a) Certificate of Incorporation of Central Telephone, as amended





3(b)   Bylaws of Central Telephone, as amended





4(a)   Indenture dated June 1, 1944, between Central
       Telephone and The First National Bank of Chicago and Robert L. Grinnell, as Trustees (under which
       J. G. Finley is successor to Robert L. Grinnell), as amended and supplemented by indentures supplemental thereto through and including a Thirty-third Supplemental Indenture dated as of August 15, 1982 (Incorporated by reference to
       Exhibit No. 4A to Central Telephone's Registration
       Statement No. 33-10475 filed December 1, 1986)





4(b)   Thirty-fourth Supplemental Indenture, dated as of
       December 15, 1986 (Incorporated by reference to
       Exhibit No. 4B to Central Telephone's Registration
       Statement No. 33-35411 filed June 14, 1990)





4(c)   Thirty-fifth Supplemental Indenture, dated as of
       October 15, 1990 (Incorporated by reference to
       Central Telephone's Current Report on Form 8-K dated October 26, 1990)





4(d)   Thirty-sixth Supplemental Indenture, dated as of
       March 15, 1991 (Incorporated by reference to
       Central Telephone's Current Report on Form 8-K dated June 14, 1991)





4(e)   Thirty-seventh Supplemental Indenture dated as of
       August 15, 1992.





12     Ratio of Earnings to Fixed Charges.





21     Subsidiaries of the Registrant.





23(a)  Consent of Ernst & Young.





23(b)  Consent of Arthur Andersen & Co.