Form 10-Q
period 1994-03-31
CENTRAL TELEPHONE CO
filed 1994-05-16
CIK 18792

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1994

                                OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to

                Commission file number       1-6793

                   CENTRAL TELEPHONE COMPANY
      (Exact name of registrant as specified in its charter)

            DELAWARE                              47-0533677
   (State or other jurisdiction of incorporation  (I.R.S. Employer
        or organization)                          Identification No.)

            P.O. Box 11315, Kansas City, Missouri 64112
             (Address of principal executive offices)

                          (913) 624-3000
       (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT   March 31, 1994 -- 9,000,000




                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
                    CONSOLIDATED BALANCE SHEETS
                           (In Millions)


                                         March 31,  December 31,
                                             1994          1993
                                       (Unaudited)

Assets
Current assets
Cash                                        $ 9.2         $ 9.5
Receivables
Customers and other, net of allowance
for doubtful accounts of $0.3 million
($0.6 million in 1993)                       80.9          84.0
Interexchange carriers                       26.9          23.7
Affiliated companies                         20.2          13.9
Advances to affiliates                       20.2           3.3
Deferred income taxes                        13.4          19.8
Prepaid expenses and other                   11.0          13.2
Total current assets                        181.8         167.4

Property, plant and equipment
Land and buildings                          116.8         116.4
Telephone network equipment and outside
plant                                     2,173.3       2,150.1
Other                                       139.1         138.8
Construction in progress                     30.2          13.9
                                          2,459.4       2,419.2
Less accumulated depreciation              (973.2)       (943.7)
                                          1,486.2       1,475.5

Deferred charges and other assets            78.4          80.7

                                        $ 1,746.4     $ 1,723.6



See accompanying notes to consolidated financial statements.


                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
              CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                         March 31,  December 31,
                                             1994          1993
                                       (Unaudited)


Liabilities and Stockholder's Equity
Current liabilities
Outstanding checks in excess of cash
balances                                   $ 22.8        $ 17.5
Current maturities of long-term debt         22.0          22.7
Advances from affiliates                     28.0          14.4
Accounts payable
Vendors and other                            24.3          17.6
Interexchange carriers                       33.6          32.2
Affiliated companies                         25.6          32.2
Accrued merger, integration and
restructuring costs                          15.4          24.3
Accrued interest                             11.3          17.2
Advance billings                             16.4          16.2
Accrued vacation pay                         13.6          15.2
Other                                        48.0          42.7
Total current liabilities                   261.0         252.2

Long-term debt                              471.4         440.9

Deferred credits and other liabilities
Deferred income taxes and investment tax
credits                                     270.6         276.4
Postretirement benefits obligations          76.9          71.6
Regulatory liability                         56.2          59.1
Other                                        20.6          15.1
                                            424.3         422.2

Redeemable preferred stock                    9.0           9.0

Common stock and other stockholder's
equity
Common stock, no par value, authorized -
10.0 million shares, issued and
outstanding - 9.0 million shares            354.4         354.4
Retained earnings                           226.3         244.9
                                            580.7         599.3

                                        $ 1,746.4     $ 1,723.6



See accompanying notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.

                     CENTRAL TELEPHONE COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Millions)
                            (Unaudited)

                                                 Three Months
                                                    Ended
                                                  March 31,
                                                1994      1993
Operating revenues
Local service                                $ 109.1    $ 99.5
Toll and access service                         88.4      81.1
Other                                           25.1      24.3
                                               222.6     204.9
Operating expenses
Plant operations                                73.9      75.4
Depreciation and amortization                   33.4      32.8
Other                                           66.4      66.2
Merger, integration and restructuring costs     --        68.5
Total operating expenses                       173.7     242.9

Operating income (loss)                         48.9     (38.0)

Interest expense                                (8.7)    (11.2)
Other income (expense), net                      0.3      (0.2)

Income (loss) before income taxes and
cumulative effect of changes in accounting
principles                                      40.5     (49.4)

Income tax (provision) benefit                 (13.7)     20.5

Income (loss) before cumulative effect of
changes in accounting principles                26.8     (28.9)

Cumulative effect of changes in accounting
principles, net                                 (1.6)    (21.7)

Net income (loss)                               25.2     (50.6)

Preferred stock dividends                       (0.1)     (0.1)

Earnings (loss) applicable to common stock    $ 25.1   $ (50.7)



Pro forma amounts assuming the change in accounting for software costs was retroactively applied

Net loss                                      $  --    $ (28.9)

See accompanying notes to consolidated financial statements.
                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Millions)
                            (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                                 1994      1993
Operating activities
Net income (loss)                              $ 25.2   $ (50.6)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities
Depreciation and amortization                    33.4      32.8
Cumulative effect of changes in accounting
principles                                        1.6      21.7
Deferred income taxes and investment tax
credits                                          (0.7)    (16.0)
Changes in operating assets and liabilities
Receivables, net                                 (6.4)      6.6
Other current assets                              2.2       2.1
Accounts payable, accrued expenses and other
current liabilities                              (4.1)     30.1
Noncurrent assets and liabilities, net           10.0      32.6
Other, net                                       (0.1)      8.2
Net cash provided by operating activities        61.1      67.5

Investing activities
Capital expenditures                            (44.2)    (44.1)
(Increase) decrease in advances to
affiliates                                      (16.9)      6.5
Other, net                                        0.2      (1.0)
Net cash used by investing activities           (60.9)    (38.6)

Financing activities
Retirements of long-term debt                    (0.4)    (26.0)
Increase in short-term borrowings                30.0       4.9
Increase in advances from affiliates             13.6       2.3
Dividends paid                                  (43.8)    (10.1)
Other, net                                        0.1      (0.1)
Net cash used by financing activities            (0.5)    (29.0)

Decrease in cash                                 (0.3)     (0.1)

Cash at beginning of period                       9.5       7.3

Cash at end of period                           $ 9.2     $ 7.2



   See accompanying notes to consolidated financial statements.
                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1994 and 1993
                            (Unaudited)

The information contained in this Form 10-Q for the three-month interim periods ended March 31, 1994 and 1993 reflects all adjustments, consisting only of normal recurring and certain nonrecurring accruals (see Note 2), which are, in the opinion of management, necessary to a fair statement of the operations for such interim periods.

1.  Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Central Telephone Company and its wholly-owned subsidiaries, Central Telephone Company of Florida, Central Telephone Company of Virginia and Central Telephone Company of Illinois (the Company). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Centel Corporation (Centel); accordingly, earnings per share information has been omitted. Centel became a wholly-owned subsidiary of Sprint Corporation (Sprint) on March 9, 1993, in connection with the Sprint/Centel merger (See Note 2).

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

Postemployment Benefits

Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, the Company recognized certain previously unrecorded obligations for benefits to be provided to former or inactive employees and their dependents, after employment but before retirement. Such postemployment benefits offered by the Company include severance, disability, and workers' compensation benefits, including the continuation of other benefits such as health care and life insurance coverage.

The resulting nonrecurring, noncash charge of $2 million, net of related income tax benefits, is reflected in the 1994 consolidated statement of operations as a cumulative effect of change in accounting principle. Adoption of SFAS No. 112 is not expected to significantly impact future operating expenses.

Software Costs

Effective January 1, 1993, the Company changed its method of accounting for certain software costs. The change was made to conform the Company's accounting to the predominant practice among local exchange carriers. Under the new method, such costs are being expensed when incurred. The resulting nonrecurring, noncash charge of $22 million, net of related income tax benefits of $13 million, is reflected as a change in accounting principle in the 1993 consolidated statement of operations.

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 1993 have been reclassified to conform to the presentation of amounts in the 1994 consolidated financial statements. These reclassifications had no effect on the results of operations.

2.  Sprint/Centel Merger

Effective March 9, 1993, Centel and Sprint consummated a merger of the companies. Sprint is a diversified telecommunications company with local exchange telephone operations in seventeen states prior to the merger, including Florida, North Carolina and Virginia. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company during 1993 was $77 million, of which $69 million was recorded during the 1993 first quarter. This nonrecurring charge reduced net income for the 1993 first quarter by $44 million.

3.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent and 34 percent for the three months ended March 31, 1994 and 1993, respectively, are as follows (in millions):

                                             Three Months Ended
                                                  March 31,
                                                1994      1993

Income tax (provision) benefit at the
applicable statutory income tax rate         $ (14.2)   $ 16.8

Effect of:
Investment tax credits included in income        0.5       0.6
State income taxes, net of federal income
tax effect                                      (0.6)      0.7
Reversal of rate differentials                   0.4       0.4
Other, net                                       0.2       2.0

Income tax (provision) benefit, including
investment tax credit                        $ (13.7)  $  20.5

Effective income tax rate                         34%       41%


On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Accordingly, upon enactment, the Company adjusted its deferred income tax assets and liabilities to reflect the revised rate. Pursuant to SFAS No. 71, the resulting adjustments were generally reflected as reductions to the related regulatory liabilities.

4.  Supplemental Cash Flows Information

                                             Three Months Ended
                                                  March 31,
                                                1994      1993

Cash paid for (in millions):

Interest                                      $ 14.7    $ 12.4

Income taxes                                   $ 1.6     $ 4.2


                                                            PART I.
                                                            Item 2.
                      CENTRAL TELEPHONE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Sprint/Centel Merger

Effective March 9, 1993, Centel Corporation (Centel), the parent company of Central Telephone Company, and Sprint Corporation (Sprint) consummated a merger of the companies. Sprint is a diversified telecommunications company with local exchange telephone operations in seventeen states prior to the merger, including Florida, North Carolina and Virginia.

The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which are yielding operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company during 1993 was $77 million, of which $69 million was recorded during the 1993 first quarter. This nonrecurring charge reduced net income for the 1993 first quarter by $44 million.


Liquidity and Capital Resources

Cash flows from operating activities, which are the Company's primary source of liquidity, were $61 million during the first three months of 1994 compared to $68 million during the first three months of 1993. The decrease in operating cash flows reflects payments associated with the merger, integration and restructuring actions and increases in affiliated accounts receivable.

The Company's investing activities used cash of $61 million and $39 million during the first three months of 1994 and 1993, respectively. The increase in cash used for investing activities was due to increases in advances to affiliates. Capital expenditures, which represent the Company's most significant investing activity, were $44 million during the first three months of 1994 and 1993. Capital expenditures were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services.

Financing activities used cash of $1 million in the first three months of 1994 and $29 million in the comparable 1993 period. Long-term debt retirements during the first three months of 1993 include the redemption of $25 million of debt prior to scheduled maturities.

As of March 31, 1994, the Company's total capitalization aggregated $1.11 billion, consisting of long-term debt (including current maturities), advances from affiliates, redeemable preferred stock, and common stock and other stockholder's equity. Long-term debt (including current maturities and advances from affiliates) comprised 47 percent of total capitalization as of March 31, 1994 compared to 44 percent at year-end 1993.

During 1994, the Company anticipates funding estimated capital expenditures of $190 million with cash flows from operating activities. The Company continues to expect its external cash requirements for 1994 to be approximately $12 million which is generally required to pay scheduled long-term debt maturities. The method of financing the cash requirements will depend on prevailing market conditions during the year. The Company may also undertake debt refinancings during 1994 in order to take advantage of favorable interest rates.


Results of Operations

Net operating revenues increased 9 percent in the first quarter of 1994 over the comparable 1993 period. Local service revenues, derived from providing local exchange telephone service, increased 10 percent in the first quarter of 1994 over the comparable 1993 period. This increase reflects continued growth in the number of access lines served, add-on services, such as custom calling, and increased Centrex revenues. The number of access lines served grew
5.5 percent during the past twelve months.

Toll and access service revenues, derived from interexchange long distance carriers use of the local network to complete calls and the provision of long distance services within specified geographical areas, increased $7 million during the first quarter of 1994 relative to the comparable 1993 period as a result of increased traffic volumes and election of the price caps regulatory format effective July 1, 1993. Toll and access service revenues for the 1993 first quarter also include a portion of the merger, integration and restructuring costs which were recognized for regulatory purposes in certain jurisdictions.

Exclusive of the merger, integration and restructuring costs, operating expenses decreased $1 million in the first quarter of 1994 from the comparable 1993 period. The decrease is primarily due to operational synergies and cost savings due to the Sprint/Centel merger. In addition, during the 1993 first quarter, the Company recognized approximately $4 million of costs in connection with voluntary separation plans offered to certain employees. These decreases are partially offset by increases within plant operations expense related to the costs of providing services resulting from access line growth and increases within other expense related to increased marketing costs.

Interest expense was $9 million and $11 million in the first quarter of 1994 and 1993, respectively. The decrease in the first quarter of 1994 was generally related to a decrease in average levels of debt outstanding and lower interest rates.

The Company's income tax provisions for the first quarter of 1994 and 1993 resulted in effective tax rates of 34 percent and 41 percent, respectively. See Note 3 of "Notes to Consolidated Financial Statements" for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rates.


Regulatory Activities

In June 1993, the Company's Illinois subsidiary filed with the Illinois Commerce Commission a petition to adjust its rates and charges such that annual intrastate revenues would increase by approximately $10 million. This rate proceeding was required to provide revenue recovery for the added costs related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 and to recognize the phases of the Federal Communications Commission mandated jurisdictional cost shifts from interstate to intrastate. A final order was issued in May 1994, increasing annual intrastate revenues by approximately $6 million.

Other Matters

Effective January 1, 1994, the Company adopted SFAS No. 112,
"Employers' Accounting for Postemployment Benefits." The cumulative effect of this change in accounting principle resulted in a charge of $2 million, net of related income tax benefits.

Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. Management believes the Company's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, noncash charge.


                                                           PART II.
                                                  Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended March
     31, 1994.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended March
     31, 1994.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended March
     31, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no reportable events during the quarter ended March
     31, 1994.

Item 5.  Other Information

     The Company's ratios of earnings to fixed charges were 4.82 and (2.77) for the three months ended March 31, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income (loss) before cumulative effect of changes in accounting principles,
     (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the nonrecurring merger, integration and restructuring costs of $69 million recorded during the three months ended March 31, 1993, the ratio of earnings to fixed charges would have been 2.46.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibit is filed as part of this report:

               (12) Computation of ratio of earnings to fixed
                    charges.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
     March 31, 1994.


                             SIGNATURE





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTRAL TELEPHONE COMPANY
                                                (Registrant)


                                   /s/ Ralph J. Hodge
                                   Ralph J. Hodge
                                   Vice President - Controller


Dated:  May 13, 1994



                           EXHIBIT INDEX


 EXHIBIT
 NUMBER

 (12) Computation of Ratio of Earnings to Fixed Charges.