Form 10-Q
period 1994-06-30
CENTRAL TELEPHONE CO
filed 1994-08-12
CIK 18792

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1994

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

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT   JUNE 30, 1994 -- 9,000,000




                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
                    CONSOLIDATED BALANCE SHEETS
                           (In Millions)

                                           June 30,  December 31,
                                              1994          1993
                                        (Unaudited)

Assets
Current assets
Cash                                        $ 10.7         $ 9.5
Receivables
Customers and other, net of allowance
for doubtful accounts of $0.2 million
($0.6 million in 1993)                        84.0          84.0
Interexchange carriers                        23.8          23.7
Affiliated companies                          37.0          13.9
Advances to affiliates                        13.0           3.3
Deferred income taxes                          7.2          19.8
Prepaid expenses and other                    10.6          13.2
Total current assets                         186.3         167.4

Property, plant and equipment
Land and buildings                           117.9         116.4
Telephone network equipment and outside
plant                                      2,206.1       2,150.1
Other                                        147.6         138.8
Construction in progress                      46.6          13.9
                                           2,518.2       2,419.2
Less accumulated depreciation             (1,003.7)       (943.7)
                                           1,514.5       1,475.5

Deferred charges and other assets             73.0          80.7

                                         $ 1,773.8     $ 1,723.6



See accompanying condensed notes to consolidated financial statements.


                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
              CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                           June 30,  December 31,
                                              1994          1993
                                        (Unaudited)


Liabilities and Stockholders' Equity
Current liabilities
Outstanding checks in excess of cash
balances                                    $ 18.7        $ 17.5
Current maturities of long-term debt          22.1          22.7
Advances from affiliates                      84.0          14.4
Accounts payable
Vendors and other                             28.3          17.6
Interexchange carriers                        32.5          32.2
Affiliated companies                          14.2          32.2
Accrued merger, integration and
restructuring costs                            7.4          24.3
Accrued interest                              16.1          17.2
Advance billings                              16.5          16.2
Accrued vacation pay                          13.6          15.2
Accrued taxes                                 17.8           7.3
Other                                         29.4          35.4
Total current liabilities                    300.6         252.2

Long-term debt                               469.7         440.9

Deferred credits and other liabilities
Deferred income taxes and investment tax
credits                                      256.9         276.4
Postretirement benefits obligations           75.9          71.6
Regulatory liability                          53.2          59.1
Other                                         29.6          15.2
                                             415.6         422.3

Redeemable preferred stock                     6.9           6.9

Common stock and other stockholder's
equity
Common stock, no par value, authorized -
10.0 million shares, issued and
outstanding - 9.0 million shares             354.4         354.4
Non-redeemable preferred stock                 2.0           2.0
Retained earnings                            224.6         244.9
                                             581.0         601.3

                                         $ 1,773.8     $ 1,723.6



See accompanying condensed notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.

                     CENTRAL TELEPHONE COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Millions)
                            (Unaudited)

                                  Three Months        Six Months
                                      Ended             Ended
                                     June 30,          June 30,
                                  1994     1993     1994     1993
Operating revenues
Local service                  $ 112.4  $ 103.9  $ 221.5  $ 203.4
Toll and access service           85.1     85.4    173.5    166.5
Other                             26.4     26.1     51.5     50.4
                                 223.9    215.4    446.5    420.3
Operating expenses
Plant operations                  73.8     70.8    147.7    146.2
Depreciation and amortization     35.0     33.1     68.4     65.9
Other                             70.5     63.5    136.9    129.7
Merger, integration and
restructuring costs                --       --      --       68.5
Total operating expenses         179.3    167.4    353.0    410.3

Operating income                  44.6     48.0     93.5     10.0

Interest expense                  (9.8)   (11.1)   (18.5)   (22.3)
Other income (expense), net        1.0     --        1.3     (0.2)

Income (loss) before income
taxes and cumulative effect of
changes in accounting
principles                        35.8     36.9     76.3    (12.5)
Income tax (provision) benefit   (12.0)   (11.9)   (25.7)     8.6

Income (loss) before cumulative
effect of changes in
accounting principles             23.8     25.0     50.6     (3.9)

Cumulative effect of changes in
accounting principles, net         --       --      (1.6)   (21.6)

Net income (loss)                 23.8     25.0     49.0    (25.5)

Preferred stock dividends         (0.1)    (0.1)    (0.2)    (0.3)

Earnings (loss) applicable to
common stock                    $ 23.7   $ 24.9   $ 48.8   $(25.8)



Pro forma amounts assuming the
change in accounting for
software costs was
retroactively applied

Net income (loss)                $ --    $ 25.0   $ --     $ (3.9)


See accompanying condensed notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Millions)
                            (Unaudited)
                                                 Six Months Ended
                                                    June 30,
                                                 1994      1993
Operating activities
Net income (loss)                              $ 49.0   $ (25.5)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities
Depreciation and amortization                    68.4      65.9
Cumulative effect of changes in accounting
principles                                        1.6      21.6
Deferred income taxes and investment tax
credits                                         (11.0)    (21.0)
Changes in operating assets and liabilities
Receivables, net                                (21.3)      1.8
Other current assets                              2.6       4.0
Accounts payable, accrued expenses and other
current liabilities                             (20.6)     44.1
Noncurrent assets and liabilities, net           22.6      23.0
Other, net                                       (1.5)      0.5
Net cash provided by operating activities        89.8     114.4

Investing activities
Capital expenditures                           (106.1)    (83.0)
Increase in advances to affiliates               (9.7)    (23.5)
Other, net                                       (1.3)      0.4
Net cash used by investing activities          (117.1)   (106.1)

Financing activities
Proceeds from long-term debt                     --        11.9
Retirements of long-term debt                    (2.0)    (26.7)
Increase in short-term borrowings                30.0       9.9
Increase in advances from affiliates             69.6       6.6
Dividends paid                                  (69.3)    (10.3)
Other, net                                        0.2      (0.1)
Net cash provided (used) by financing
activities                                       28.5      (8.7)

Increase (decrease) in cash                       1.2      (0.4)

Cash at beginning of period                       9.5       7.3

Cash at end of period                          $ 10.7     $ 6.9



See accompanying condensed notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

The information contained in this Form 10-Q for the three- and six-month interim periods ended June 30, 1994 and 1993 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring and certain nonrecurring accruals (see Note 2), to present fairly the consolidated balance sheets, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1994.

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

2.  Sprint/Centel Merger

Effective March 9, 1993, Centel and Sprint consummated a merger of the companies. Sprint is a diversified telecommunications company which had local exchange telephone operations in seventeen states prior to the merger, including Florida, North Carolina and Virginia. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company during 1993 was $77 million, of which $69 million was recorded during the first half of 1993. This nonrecurring charge reduced net income for the first half of 1993 by $44 million.

3.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent and 34 percent for the six months ended June 30, 1994 and 1993, respectively, are as follows (in millions):

                                                Six Months Ended
                                                   June 30,
                                                1994      1993

Income tax (provision) benefit at the
statutory rate                               $ (26.7)    $ 4.3

Effect of:
Investment tax credits included in income        2.1       2.3
State income taxes, net of federal income
tax effect                                      (2.3)      0.3
Reversal of rate differentials                   1.9       1.9
Other, net                                      (0.7)     (0.2)

Income tax (provision) benefit, including
investment tax credits                       $ (25.7)    $ 8.6

Effective income tax rate                        34%       69%



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

4.  Supplemental Cash Flows Information

                                               Six Months Ended
                                                   June 30,
                                               1994      1993

Cash paid for (in millions):

Interest                                     $ 18.9    $ 19.1

Income taxes                                 $ 24.1    $ 10.1



                                                            PART I.
                                                            Item 2.
                      CENTRAL TELEPHONE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Sprint/Centel Merger

Effective March 9, 1993, Centel Corporation (Centel), the parent company of Central Telephone Company, and Sprint Corporation (Sprint) consummated a merger of the companies. Sprint is a diversified telecommunications company which had local exchange telephone operations in seventeen states prior to the merger, including Florida, North Carolina and Virginia.

The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which are yielding operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company during 1993 was $77 million, of which $69 million was recorded during the first half of 1993. This nonrecurring charge reduced net income for the first half of 1993 by $44 million.


Liquidity and Capital Resources

Cash flows from operating activities, which are the Company's primary source of liquidity, were $90 million during the first half of 1994 compared to $114 million during the first half of 1993.
The decrease in operating cash flows reflects increases in affiliated accounts receivable and reduced affiliated accounts payable. These decreases in cash flows were partially offset by improved operating results.

The Company's investing activities used cash of $117 million and $106 million during the first half of 1994 and 1993, respectively. The increase in cash used for investing activities was due to increases in capital expenditures, partially offset by decreases in amounts advanced to affiliates. Capital expenditures, which represent the Company's most significant investing activity, were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services. The Company estimates that 1994 capital expenditures for the year will be $190 million.

Financing activities provided cash of $29 million in the first half of 1994 and used cash of $9 million in the comparable 1993 period. Long-term debt retirements during the first half of 1993 included the redemption of $25 million of debt prior to scheduled maturities. Increased advances from affiliates in the first half of 1994 were offset by an increase in dividends paid.

As of June 30, 1994, the Company's total capitalization aggregated $1.16 billion, consisting of long-term debt (including current maturities), advances from affiliates, redeemable preferred stock, and common stock and other stockholder's equity. Long-term debt (including current maturities and advances from affiliates) comprised 49 percent of total capitalization as of June 30, 1994 compared to 44 percent at year-end 1993.




Regulatory Activities

In June 1993, the Company's Illinois subsidiary filed with the Illinois Commerce Commission a petition to adjust its rates and charges to provide revenue recovery for the added costs related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 and to recognize the phases of the Federal Communications Commission mandated jurisdictional cost shifts from interstate to intrastate. An order was issued in May 1994, increasing annual local service revenues by approximately $6 million. This order has been appealed to the Illinois Appellate Court by petitioners representing consumers.

In July 1994, the Illinois Commerce Commission granted MFS Intelenet of Illinois, Inc. a Certificate of Service Authority to provide local exchange services to customers located in portions of the Chicago metropolitan area served by Illinois Bell Telephone Company and the Company's Illinois subsidiary. TC Systems - Illinois, Inc. has also filed an application with the Illinois Commerce Commission for a Certificate of Service Authority to provide local exchange services to customers located in portions of the Chicago metropolitan area served by Illinois Bell Telephone Company and the Company's subsidiary; this application is pending.


Results of Operations

Net operating revenues increased 4 percent and 6 percent in the second quarter and first half of 1994, respectively, over the comparable 1993 periods. Local service revenues, derived from providing local exchange telephone service, increased 8 percent and 9 percent in the second quarter and first half of 1994, respectively, over the comparable 1993 periods. These increases reflect continued growth in the number of access lines served and add-on services, such as custom calling. The number of access lines served grew 5.8 percent during the past twelve months.

Toll and access service revenues, derived from interexchange long distance carriers' use of the local network to complete calls and the provision of long distance services within specified geographical areas, were relatively flat for the second quarter of 1994 as compared to 1993. These revenues increased $7 million during the first half of 1994 relative to the comparable 1993 period. Toll and access service revenues were impacted by increased traffic volumes and election of the price caps regulatory format effective July 1, 1993. These revenues for the first half of 1993 also included a portion of the merger, integration and restructuring costs which were recognized for regulatory purposes in certain jurisdictions. Annual access rate filings became effective July 1, 1994. Such filings will result in decreased access rates; however, the impact of such decreases are not expected to be material.

Exclusive of the merger, integration and restructuring costs, operating expenses increased $12 million and $11 million in the second quarter and first half of 1994, respectively, from the comparable 1993 periods. Among the factors contributing to these increases were higher plant operations expense, related to the costs of providing services resulting from access line growth, and increases in other expense related to increased marketing and customer service costs. These increases were partially offset by decreases resulting from operational synergies and cost savings due to the Sprint/Centel merger. In addition, the Company recognized approximately $4 million of costs in connection with voluntary separation plans offered to certain employees during the quarter ended March 31, 1993.

Interest expense decreased $1 million and $4 million in the second quarter and first half of 1994, respectively, from the comparable
1993 periods. The decrease was generally related to lower interest rates achieved through refinancing activities.

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


                                                           PART II.
                                                  Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended June
     30, 1994.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended June
     30, 1994.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended June
     30, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no reportable events during the quarter ended June
     30, 1994.

Item 5.  Other Information

     The Company's ratios of earnings to fixed charges were 4.06 and 3.77 for the three months ended and 4.39 and .53 for the six months ended June 30, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income (loss) before cumulative effect of changes in accounting principles, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the nonrecurring merger, integration and restructuring costs of $69 million recorded during the first quarter of 1993, the ratio of earnings to fixed charges would have been 3.12 for the six months ended June 30, 1993.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibit is filed as part of this report:

               (12) Computation of ratio of earnings to fixed
                    charges.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
     June 30, 1994.

                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTRAL TELEPHONE COMPANY
                                   (Registrant)


                                   /s/ Ralph J. Hodge
                                   Ralph J. Hodge
                                   Vice President - Controller


Dated:  August 12, 1994



                           EXHIBIT INDEX


 EXHIBIT
 NUMBER

 (12) Computation of Ratio of Earnings to Fixed Charges.