Form 10-Q
period 1994-09-30
CENTRAL TELEPHONE CO
filed 1994-11-14
CIK 18792

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994

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

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1994 --  9,000,000





                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
                    CONSOLIDATED BALANCE SHEETS
                           (In Millions)

                                           September     December
                                            30, 1994     31, 1993
                                          (Unaudited)
Assets
Current assets
Cash                                          $ 13.5        $ 9.5
Receivables
Customers and other, net of allowance
for doubtful accounts of $0.6 million
in 1993                                         89.1         84.0
Interexchange carriers                          30.9         23.7
Affiliated companies                            11.4         13.9
Advances to affiliates                          36.4          3.3
Deferred income taxes                            5.9         19.8
Prepaid expenses and other                      14.5         13.2
Total current assets                           201.7        167.4

Property, plant and equipment
Land and buildings                             118.8        116.4
Telephone network equipment and outside
plant                                        2,240.2      2,150.1
Other                                          153.0        138.8
Construction in progress                        42.5         13.9
                                             2,554.5      2,419.2
Less accumulated depreciation               (1,027.0)      (943.7)
                                             1,527.5      1,475.5

Deferred charges and other assets               72.7         80.7

                                           $ 1,801.9    $ 1,723.6



See accompanying condensed notes to consolidated financial statements.



                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
              CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                           September     December
                                            30, 1994     31, 1993
                                          (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities
Outstanding checks in excess of cash
balances                                      $ 17.6       $ 17.5
Current maturities of long-term debt             3.9         22.7
Advances from affiliates                        71.9         14.4
Accounts payable
Vendors and other                               27.9         17.6
Interexchange carriers                          31.1         32.2
Affiliated companies                            28.4         32.2
Accrued merger, integration and
restructuring costs                              3.4         24.3
Accrued interest                                 9.8         17.2
Advance billings                                17.0         16.2
Accrued vacation pay                            13.3         15.2
Accrued taxes                                   17.1          7.3
Other                                           26.0         35.4
Total current liabilities                      267.4        252.2

Long-term debt                                 505.0        440.9

Deferred credits and other liabilities
Deferred income taxes and investment tax
credits                                        262.0        276.4
Postretirement benefits obligations             80.5         71.6
Regulatory liability                            50.1         59.1
Other                                           31.5         15.2
                                               424.1        422.3

Redeemable preferred stock                       6.8          6.9

Common stock and other stockholders' equity
Common stock, no par value, authorized -
10.0 million shares, issued and
outstanding - 9.0 million shares               354.4        354.4
Non-redeemable preferred stock                   2.0          2.0
Retained earnings                              242.2        244.9
                                               598.6        601.3

                                           $ 1,801.9    $ 1,723.6



See accompanying condensed notes to consolidated financial statements.


                                                            PART I.
                                                            Item 1.

                     CENTRAL TELEPHONE COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Millions)
                            (Unaudited)

                                 Three Months          Nine Months
                                     Ended                Ended
                                 September 30,        September 30,
                                 1994     1993        1994     1993
Operating revenues
Local service                 $ 115.3   $ 106.1    $ 336.8   $ 309.5
Toll and access service          93.7      86.1      267.2     252.6
Other                            28.6      26.7       80.1      77.1
                                237.6     218.9      684.1     639.2

Operating expenses
Plant operations                 77.6      70.1      225.3     216.3
Depreciation and amortization    34.5      32.4      102.9      98.3
Customer operations              38.3      32.5      107.0     100.4
Other                            36.8      31.8      105.0      93.6
Merger, integration and
restructuring costs               --        4.7        --       73.2

Total operating expenses        187.2     171.5      540.2     581.8

Operating income                 50.4      47.4      143.9      57.4

Interest expense                (10.0)    (11.2)     (28.5)    (33.5)
Other income, net                 1.1       0.4        2.4       0.2

Income before income taxes and
cumulative effect of changes
in accounting principles         41.5      36.6      117.8      24.1

Income tax provision            (14.2)    (11.9)     (39.9)     (3.3)

Income before extraordinary
item and cumulative effect of
changes in accounting
principles                       27.3      24.7       77.9      20.8

Extraordinary losses on early
extinguishments of debt           --       (3.8)       --       (3.8)

Cumulative effect of changes in
accounting principles, net        --        --        (1.6)    (21.6)

Net income (loss)                27.3      20.9       76.3      (4.6)

Preferred stock dividends        (0.2)     (0.1)      (0.4)     (0.4)

Earnings (loss) applicable to
common stock                   $ 27.1    $ 20.8     $ 75.9    $ (5.0)

Pro forma amounts assuming the
change in accounting for
software costs was
retroactively applied

Net income                     $  --     $ 20.9     $  --     $ 17.0

See accompanying condensed notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Millions)
                            (Unaudited)
                                              Nine Months Ended
                                                September 30,
                                               1994       1993
Operating activities
Net income (loss)                             $ 76.3    $ (4.6)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities
Depreciation and amortization                  102.9      98.3
Cumulative effect of changes in accounting
principles                                      --        21.6
Deferred income taxes and investment tax
credits                                         (8.2)    (18.0)
Changes in operating assets and liabilities
Receivables, net                                (7.1)     (2.3)
Other current assets                            (1.3)      3.4
Accounts payable, accrued expenses and other
current liabilities                            (23.6)     29.7
Noncurrent assets and liabilities, net          31.9      21.0
Other, net                                      (1.6)     17.5
Net cash provided by operating activities      169.3     166.6

Investing activities
Capital expenditures                          (154.3)   (121.8)
Increase in advances to affiliates             (33.1)    (45.2)
Other, net                                      (1.5)      2.2
Net cash used by investing activities         (188.9)   (164.8)

Financing activities
Proceeds from long-term debt                    --       117.7
Retirements of long-term debt                  (21.9)    (95.2)
Increase (decrease) in notes payable            67.0     (20.0)
Increase in advances from affiliates            57.5       6.2
Dividends paid                                 (79.0)    (10.4)
Other, net                                      --        (0.3)
Net cash provided (used) by financing
activities                                      23.6      (2.0)

Increase (decrease) in cash                      4.0      (0.2)

Cash at beginning of period                      9.5       7.3

Cash at end of period                         $ 13.5     $ 7.1



See accompanying condensed notes to consolidated financial statements.

                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

The information contained in this Form 10-Q for the three and nine-month interim periods ended September 30, 1994 and 1993 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring and certain nonrecurring accruals (see Note 2), to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1994.

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

Reclassifications

Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

2.  Sprint/Centel Merger

Effective March 9, 1993, Centel and Sprint consummated a merger of the companies. Sprint is a diversified telecommunications company which had local exchange telephone operations in seventeen states prior to the merger, including Florida, North Carolina and Virginia. The transaction costs associated with the merger
(consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993, a portion of which was attributable to the Company. Accordingly, during the three and nine-month periods ended September 30, 1993, charges of $5 million and $73 million, respectively, associated with the continuing integration and restructuring efforts, were recognized by the Company. Such nonrecurring charges reduced net income by $3 million and $38 million for the three and nine-month periods ended September 30, 1993, respectively.

3.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the nine months ended September 30, 1994 and 1993, are as follows (in millions):

                                              Nine Months Ended
                                                September 30,
                                               1994       1993

Income tax provision at the statutory rate    $ 41.2     $ 8.4

Effect of:
Investment tax credits included in income       (3.2)     (3.4)
State income taxes, net of federal income
tax effect                                       3.6       0.8
Reversal of rate differentials                  (2.7)     (2.7)
Other, net                                       1.0       0.2

Income tax provision, including investment
tax credits                                   $ 39.9     $ 3.3

Effective income tax rate                       33.9%     13.7%

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

4.  Supplemental Cash Flows Information

                                              Nine Months Ended
                                                September 30,
                                               1994       1993

Cash paid for (in millions):

Interest                                      $ 34.0    $ 32.2

Income taxes                                  $ 36.5    $ 13.7


                                                            PART I.
                                                            Item 2.
                      CENTRAL TELEPHONE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Cash flows from operating activities, which are the Company's primary source of liquidity, were $169 million during the first nine months of 1994 compared to $167 million during the first nine months of 1993. The increase in operating cash flows reflects improved operating results partially offset by decreases in merger-related liabilities.

The Company's investing activities used cash of $189 million and $165 million during the first nine months of 1994 and 1993, respectively. The increase in cash used for investing activities was due to increases in capital expenditures, partially offset by decreases in amounts advanced to affiliates. Capital expenditures, which represent the Company's most significant investing activity, were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services. The Company estimates that 1994 capital expenditures for the year will be $186 million.

Financing activities provided cash of $24 million in the first nine months of 1994 and used cash of $2 million in the comparable 1993 period. During the first nine months of 1993, a significant level of debt refinancing occurred to take advantage of lower interest rates. Notes payable borrowings increased $67 million during the first nine months of 1994 and decreased $20 million during the first nine months of 1993. Increased dividends paid in the first nine months of 1994 were partially offset by an increase in advances from affiliates.

Regulatory Activities

In June 1993, the Company's Illinois subsidiary filed with the Illinois Commerce Commission a petition to adjust its rates and charges to provide revenue recovery for the added costs related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 and to recognize the phases of the Federal Communications Commission mandated jurisdictional cost shifts from interstate to intrastate. An order was issued in May 1994, increasing annual local service revenues by approximately $6 million. This order was appealed to the Illinois Appellate Court by petitioners representing consumers. The Company's Illinois subsidiary subsequently filed a rate structure modification with the Illinois Commerce Commission to reduce annual revenues by approximately $3 million, effective in October 1994. The appeal of the initial order is still pending.

The Illinois Commerce Commission has granted each of MFS Intelenet of Illinois, Inc. and TC Systems - Illinois, Inc. a Certificate of Service Authority to provide local exchange services to customers located in portions of the Chicago metropolitan area served by Illinois Bell Telephone Company and the Company's Illinois subsidiary.

Results of Operations

Net operating revenues increased 9 percent and 7 percent in the third quarter and first nine months of 1994, respectively, over the comparable 1993 periods. Local service revenues, derived from providing local exchange telephone service, increased 9 percent in both the third quarter and first nine months of 1994, respectively, over the comparable 1993 periods. These increases reflect continued growth in the number of access lines served and add-on services, such as custom calling. The number of access lines served grew 6 percent during the past twelve months.

Toll and access service revenues, derived from interexchange long distance carriers' use of the local network to complete calls and, the provision of long distance services within specified geographical areas increased 9 percent and 6 percent during the third quarter and first nine months of 1994 relative to the comparable 1993 periods. Toll and access service revenues were impacted by increased traffic volumes and election of the price caps regulatory format effective July 1, 1993. These revenues for the first nine months of 1993 also included a portion of the merger, integration and restructuring costs which were recognized for regulatory purposes in certain jurisdictions. Annual access rate filings became effective July 1, 1994. Such filings resulted in decreased access rates; however, the impact of such decreases were not material.

Exclusive of the merger, integration and restructuring costs, operating expenses increased $20 million and $32 million in the third quarter and first nine months of 1994, respectively, from the comparable 1993 periods. Among the factors contributing to these increases were higher plant operations expense related to the costs of providing services resulting from access line growth, and increases in other expense related to increased marketing and customer service costs. These increases were partially offset by decreases resulting from operational synergies and cost savings due to the Sprint/Centel merger. In addition, the Company recognized approximately $4 million of costs in connection with voluntary separation plans offered to certain employees during the quarter ended March 31, 1993.

Interest expense decreased $1 million and $5 million in the third quarter and first nine months of 1994, respectively, from the comparable 1993 periods. The decrease was generally related to lower interest rates achieved through refinancing activities.

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

Consistent with most LECs, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. The Company currently believes that its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level of competition is increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities, resulting in the recognition of a material, extraordinary, noncash charge, the amount of which is not known at the present time.


                                                           PART II.
                                                  Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended
     September 30, 1994.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended
     September 30, 1994.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended
     September 30, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no reportable events during the quarter ended
     September 30, 1994.

Item 5.  Other Information

     The Company's ratios of earnings to fixed charges were 4.88 and 3.75 for the three months ended and 4.56 and 1.61 for the nine months ended September 30, 1994 and 1993, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income before extraordinary item and cumulative effect of changes in accounting principles, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses), the interest factor of operating rents and the pre-tax cost of preferred stock dividends of subsidiaries. In the absence of the nonrecurring merger, integration and restructuring costs of $5 million and $73 million recorded during the third quarter and first nine months of 1993, the ratio of earnings to fixed charges would have been 4.11 and
     3.45 for the three and nine months ended September 30, 1993.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibit is filed as part of this report:

          (12) Computation of ratio of earnings to fixed charges.

          (27) Financial data schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1994.
                             SIGNATURE





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


Dated:  November 14, 1994

                           EXHIBIT INDEX


 EXHIBIT
 NUMBER

 (12) Computation of ratio of earnings to fixed charges.

 (27) Financial data schedule.