Form 10-K
CENTRAL TELEPHONE CO
filed 1995-03-29
CIK 18792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [X]

The aggregate market value of voting stock held by non-affiliates at March 15, 1995 was $7,142,325 (preferred stock at stated value). The number of shares of common stock, no par value, outstanding at March 15, 1995 was 2,250,000.

              No documents incorporated by reference.



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

As of December 31, 1994, the Company served more than 1.6 million access lines. All of the access lines are served through central offices equipped with digital switching. Over 60 percent of the access lines served are located in the following seven communities:

                         Community                     Access
                                                       Lines
        Las Vegas, Nevada                             573,465
        Tallahassee, Florida                          174,208
        Des Plaines, Illinois                          76,825
        Charlottesville, Virginia                      63,879
        Fort Walton Beach, Florida                     41,288
        Hickory, North Carolina                        39,652
        Park Ridge, Illinois                           34,757

                                                    1,004,074

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

Revenues from communications services constituted 88 percent of operating revenues in 1994, with the remainder derived largely from directory operations, equipment sales and billing and collection services. The Company recovers its costs of providing telephone services, as well as a return on investment, through a combination of local rates and access charges. Access charge tariffs are the principal means by which the Company is reimbursed for services provided to interexchange carriers.

AT&T Corp. (AT&T), as the dominant long distance telephone company, is the Company's largest customer for access services. In 1994, 15 percent of the Company's operating revenues was derived from services provided to AT&T. While AT&T is a significant customer, the Company does not believe its revenues are dependent upon AT&T as customers' demand for inter-LATA long distance telephone service is not tied to any one long distance carrier. Historically, as the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

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

The potential for more direct competition is increasing for the Company. Illinois law allows alternative telecommunications providers to obtain certificates of local exchange telephone service authority in direct competition with existing local exchange carriers (LECs) if certain showings are made to the satisfaction of the Illinois Commerce Commission. Both MFS Intelenet of Illinois, Inc. and TC Systems - Illinois, Inc. have been granted Certificates of Service Authority to provide local exchange services to customers located in portions of the Chicago metropolitan area served by Illinois Bell Telephone Company and Central Telephone's Illinois subsidiary.

Many states, including most of the states in which the Company offers local exchange telephone service, allow limited competitive entry into the intra-LATA long distance service market. Illinois permits the resale of local exchange telephone service, and North Carolina allows customers to participate in the sharing and resale of local exchange telephone service under shared tenant arrangements.

At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing LECs to direct coin telephone competition. Additionally, to facilitate competition in providing access to interexchange carriers and end users, the FCC mandated that all Tier 1 (over $100 million annual operating revenues) LECs allow virtual collocation of Competitive Access Provider (CAP) equipment in LEC central offices.

New technology, as well as changes in state law and regulatory decisions, are permitting expansion of the types of services available through the local exchange and increasing the number of competitors. Other means of communication, such as private network, satellite, cellular and cable systems, permit bypass of the local exchange. Although the extent to which bypass has occurred cannot be precisely determined, management believes it has not had a material adverse effect on the Company's operating revenues.

The extent and ultimate impact of competition for the Company and other LECs will continue to depend, to a considerable degree, on FCC and state regulatory actions, court decisions and possible federal or state legislation. Legislation designed to stimulate local competition between local exchange service providers and cable programming service providers, in both markets, is presently pending in the U.S. Congress. While both major political parties are predicting that legislation will be passed, such predictions have proven to be inaccurate in the past.

Effective January 1, 1991, the FCC adopted a price caps regulatory format for the Bell Operating Companies (the LECs owned by AT&T prior to divestiture) and the LECs owned by GTE Corporation. Other LECs could volunteer to become subject to price caps regulation. Under price caps, prices for network access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company did not originally elect price caps, but as a result of Sprint's merger with Centel, adopted price caps effective July 1, 1993. Under the form of the plan adopted, the Company generally has an opportunity to earn up to a 14.25 percent rate of return on investment. Certain of the Company's operations have committed to produce higher than industry average productivity gains, and as a result have an opportunity to earn up to a 15.25 percent rate of return on investment. The FCC is conducting a scheduled review of all aspects of the price caps plan and the FCC is expected to implement changes in 1995. Without further action by the FCC, the current price caps plan will expire in 1995 and will be replaced by rate of return regulation. It is expected that the FCC will act and that there will not be a return to rate of return regulation.

In June 1993, Central Telephone Company's Illinois subsidiary filed with the Illinois Commerce Commission a petition to adjust its rates and charges to provide revenue recovery for the added costs related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 and to recognize the phases of the FCC mandated jurisdictional cost shifts from interstate to intrastate. An order was issued in May 1994, increasing annual local service revenues by approximately $6 million. This order was appealed to the Illinois Appellate Court by petitioners representing consumers. The subsidiary subsequently filed a rate structure modification with the Illinois Commerce Commission to reduce annual revenues by approximately $3 million, effective in October 1994. The appeal of the initial order is still pending.

The Company's environmental compliance and remediation expenditures are primarily related to the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with permits, standards compliance or occasional remediation, which may be associated with generators, batteries or fuel storage. The Company's expenditures relating to environmental compliance and remediation have not been material to the financial statements or to the operations of the Company and are not expected to have any future material effects.

As of December 31, 1994, the Company had approximately 5,700 employees, of whom approximately 78 percent are members of unions. During 1994, the Company had no material work stoppages caused by labor controversies.


Item 2.  Properties

The properties of the Company consist principally of land, structures, facilities and equipment and are in good operating condition. All of the central office buildings are owned, except eight which are leased. Substantially all of the telephone property, plant and equipment is subject to the liens of the indentures securing indebtedness. As of December 31, 1994, cable and wire facilities represented 50 percent of total net property, plant and equipment; central office equipment, 36 percent; land and buildings, 6 percent; and other assets, 8 percent.

The following table sets forth the gross property additions and retirements or sales during each of the five years in the period ended December 31, 1994 (in millions):

                                           Gross Property
                                                 Retirements
Year                                  Additions   or Sales

1994                                   $ 204.8    $ 40.5
1993                                     163.4      60.1
1992                                     168.1     173.1
1991                                     162.2     254.8  [1]
1990                                     214.7      54.3

[1] Includes $213 million related to the sale of the Company's operations in Iowa and Minnesota.


Item 3.  Legal Proceedings

There are no material pending legal proceedings, and the Company is a party only to ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 3, 1994, Central Telephone convened its Annual Meeting of Shareholders. The meeting was adjourned to November 15, 1994. At the reconvened meeting, the shareholders elected seven directors to serve a one year term and approved a proposal to amend the Certificate of Incorporation to decrease the authorized shares of common stock and declare a 1-for-4 reverse common stock split. A proposal to amend the Certificate of Incorporation to decrease the authorized shares of Cumulative Preferred Stock and a proposal to amend the Certificate of Incorporation to decrease the authorized shares of Convertible Junior Preferred Stock were defeated because the proposals did not receive a sufficient number of affirmative votes of the Cumulative Preferred Stock and the Convertible Junior Preferred Stock, respectively.

The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                For               Withheld

Stephen M. Bailor            9,121,922             1,262
Don A. Jensen                9,121,922             1,262
William E. McDonald          9,121,922             1,262
D. Wayne Peterson            9,121,922             1,262
M. Jeannine Strandjord       9,121,922             1,262
Alan J. Sykes                9,121,922             1,262
Dianne Ursick                9,121,922             1,262

The following votes were cast with respect to the proposal to amend the Certificate of Incorporation to decrease the authorized shares of common stock and declare a 1-for-4 reverse common stock split:

                          Total               Common
                          Shares

     For                9,117,057           9,000,000
     Against                4,119               --
     Abstain                1,758               --
     Broker Non-vote           70               --

The following votes were cast with respect to the proposal to amend the Certificate of Incorporation to decrease the authorized shares of Cumulative Preferred Stock:

                                             Cumulative
                          Total              Preferred
                          Shares               Stock


     For                 9,107,697            95,251
     Against                 2,480               358
     Abstain                 1,964             1,690
     Broker Non-vote        10,863             7,662

The following votes were cast with respect to the proposal to amend the Certificate of Incorporation to decrease the authorized shares of Convertible Junior Preferred Stock:

                                             Convertible
                                               Junior
                          Total               Preferred
                          Shares                Stock


     For                 9,106,009             12,456
     Against                 3,983              1,956
     Abstain                 2,149                430
     Broker Non-vote        10,863              3,201


Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

All shares of common stock of Central Telephone, representing 92.4 percent of the aggregate outstanding capital stock of Central Telephone, are owned by Centel, a wholly-owned subsidiary of Sprint. There is no established public trading market for the common stock.

One series of voting convertible junior preferred stock and four series of voting cumulative preferred stock of Central Telephone are outstanding. Since issuance, quarterly dividends have been paid on all series of the preferred stock at the respective prescribed rates.

The junior preferred stock is publicly held and each share is convertible to 6.47325 shares of Sprint common stock. There were 33,168 shares outstanding as of December 31, 1994. During 1994, there were 2,360 shares converted. There is no established public trading market for this particular issue.

There is no active market for shares of any of the series of cumulative preferred stock.


Transfer Agent for all           Conversion Agent for the Junior
Preferred Stocks                 Preferred Stock
First Chicago Trust Company of   First Chicago Trust Company of
New York, New York               New York, New York


Item 6.  Selected Financial Data

Selected consolidated financial data as of and for the years ended December 31, is as follows (in millions):

                           1994     1993     1992     1991      1990

Operating revenues      $  924.3 $  868.6 $  786.6 $  808.9 $   831.7
Income before
extraordinary item and
cumulative effect of
changes in accounting
principles [1], [2]        101.9     41.4     71.6    143.3     100.9
Total assets             1,834.8  1,723.6  1,724.1  1,665.9   1,743.8
Long-term debt and
redeemable preferred
stock (including
current maturities)        521.2    470.5    518.9    527.2     545.9

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

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net operating revenues increased 6 percent in 1994, following a 10 percent increase in 1993. Local service revenues, derived from providing local exchange telephone service, increased 8 percent and 11 percent in 1994 and 1993, respectively. These increases reflect continued growth in the number of access lines served, add-on services, such as custom calling, and increased Centrex revenues. Access lines grew 5.6 percent in 1994 and 5.0 percent in 1993.
Rate increases also contributed to increased local service revenue in 1993. Permanent annual increases granted by the Florida Public Service Commission and the Public Service Commission of Nevada, effective January 1993, increased 1993 local service revenue by $10 million.

Toll and access service revenues are derived from interexchange long distance carriers use of the local network to complete calls, and the provision of long distance services within specified geographical areas. These revenues increased $15 million in 1994 largely due to increased minutes of use. Toll and access revenues increased $37 million in 1993 as a result of increased traffic volumes and the recognition of a portion of the merger, integration and restructuring costs associated with the Sprint/Centel merger for regulatory purposes in certain jurisdictions, partially offset by periodic reductions in network access rates charged.

Other revenues, including revenues from directory publishing fees, billing and collection services, and sales of telecommunications equipment, increased $8 million in 1994 following a $4 million increase in 1993. The increases are generally due to growth in equipment sales in both years.

Operating expenses increased $36 million and $45 million in 1994 and 1993, respectively, primarily reflecting increases in the costs of providing services resulting from access line growth and increases in the costs associated with the growth in equipment sales. In addition, the increase in 1993 partially resulted from increases in systems development costs incurred to enhance the efficiency and capabilities of the billing processes.

The increase in operating expenses in 1993 also reflects the impact of changes in accounting principles. As a result of a change in accounting principle relating to certain software costs, the Company recognized additional expense in 1993 of $7 million. In addition, increased postretirement benefits costs of approximately $7 million was recognized as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information).

Transaction costs associated with the Sprint/Centel merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $77 million, which reduced 1993 net income by approximately $48 million.

Depreciation and amortization expense increased $3 million and $7 million in 1994 and 1993, respectively, generally due to plant additions.

Interest expense was $39 million, $44 million and $43 million in 1994, 1993 and 1992, respectively. The decrease in 1994 is due to lower interest rates on debt refinanced in 1993, partially offset by increases in average levels of debt outstanding and advances from affiliates. The increase in 1993 was generally related to increased advances from affiliates.

The Company's income tax provisions for 1994, 1993 and 1992 resulted in effective tax rates of 34 percent, 25 percent and 29 percent, respectively. See Note 3 of Notes to Consolidated Financial Statements for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rates.

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

Regulatory Activities

In June 1993, the Company's Illinois subsidiary filed with the Illinois Commerce Commission a petition to adjust its rates and charges such that annual intrastate revenues would increase by approximately $6 million. This rate proceeding was required to provide revenue recovery for the added costs related to the adoption of SFAS No. 106 and to recognize the phases of the FCC mandated jurisdictional cost shifts from interstate to intrastate. An order was issued in May 1994, which was subsequently appealed to the Illinois Appellate Court by petitioners representing consumers. The subsidiary subsequently filed a rate structure modification with the Illinois Commerce Commission to reduce annual revenues by approximately $3 million, effective October 1994. The appeal of the initial order is still pending.

Liquidity and Capital Resources

Cash Flows-Operating Activities

Cash flows from operating activities, which are the Company's primary source of liquidity, were $217 million, $227 million and $211 million in 1994, 1993 and 1992, respectively. The decrease in 1994 net cash provided by operating activities primarily reflected increased working capital requirements. The improvement in 1993 operating cash flows reflects improved operating results, partially offset by expenditures of $26 million related to the merger, integration and restructuring actions.

Cash Flows-Investing Activities

Capital expenditures, which represent the Company's most significant investing activity, were $205 million, $163 million and $168 million in 1994, 1993 and 1992, respectively. Capital expenditures were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services.

Cash Flows-Financing Activities

The Company's financing activities provided $33 million of cash in 1994 and used cash of $65 million and $45 million in 1993 and 1992, respectively. Increased dividend payments and capital expenditures in 1994 were funded by operating cash flows and increased short-term borrowings. Improved operating cash flows during 1993 and 1992 allowed the Company to fund capital expenditures internally and reduce total debt outstanding.

During 1993 and 1992, a significant level of debt refinancing occurred in order to take advantage of lower interest rates. Accordingly, a majority of the proceeds from long-term borrowings in 1993 and 1992 were used to finance the redemption prior to scheduled maturities of $144 million and $148 million of debt, respectively.

Financial Position, Liquidity and Capital Requirements

As of December 31, 1994, the Company's total capitalization aggregated $1.22 billion, consisting of long-term debt (including current maturities), advances from affiliates, redeemable preferred stock, and common stock and other stockholders' equity. Debt (including current maturities and advances from affiliates) comprised 50 percent of total capitalization as of December 31, 1994, compared to 44 percent at year-end 1993.

During 1995, the Company anticipates funding estimated capital expenditures of $215 million with cash flows from operating activities. The Company expects its external cash requirements for 1995 to be approximately $30 million which is generally required to pay scheduled long-term debt maturities and short-term borrowings. The method of financing the cash requirements will depend on prevailing market conditions during the year.

The Company, Sprint and Sprint Capital Corporation (a wholly-owned subsidiary of Sprint) have a $1.1 billion revolving credit agreement with a syndicate of domestic and international banks, under which the Company can borrow up to an aggregate of $200 million. As of December 31, 1994, the Company had no borrowings outstanding under this agreement. The revolving credit agreement expires in July 1996 and, subject to the approval of the lenders, may be extended for an additional year. Additionally, pursuant to a shelf registration statement filed with the Securities and Exchange Commission, up to $105 million of debt securities could be offered for sale as of December 31, 1994.

Accounting Changes

Effective January 1, 1994, the Company adopted SFAS No. 112,
"Employers' Accounting for Postemployment Benefits" (see Note 2 of Notes to Consolidated Financial Statements for additional information).

In 1993 the Company adopted SFAS No. 109, "Accounting for Income
Taxes", retroactive to January 1, 1992 (see Note 1 of Notes to
Consolidated Financial Statements for additional information).

Effective January 1, 1993, the Company adopted SFAS No. 106,
"Employers' Accounting for Postretirement Benefits Other Than
Pensions" (see Note 2 of Notes to Consolidated Financial Statements for additional information).

Effective January 1, 1993, the Company changed its method of accounting for certain software costs (see Note 1 of Notes to Consolidated
Financial Statements for additional information).

Recent Accounting Developments

Consistent with most LECs, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. Management believes the Company's operations meet the criteria for the continued application of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level and types of competition are increasing.
Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. In the event the Company determines that its rate-regulated operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material noncash charge would be recorded as an extraordinary item. See Note 7 of Notes to Consolidated Financial Statements for information regarding the primary components and estimated amounts of regulatory assets and liabilities as of December 31, 1994.

Effects of Inflation

The effects of inflation on the Company's operations were not significant during 1994, 1993 or 1992.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Report of Independent Auditors - Ernst & Young LLP
Report of Independent Auditors - Arthur Andersen LLP
Consolidated Statements of Income and Retained Earnings for each of the three years ended December 31, 1994
Consolidated Balance Sheets as of December 31, 1994 and 1993
Consolidated Statements of Cash Flows for each of the three years ended December 31, 1994
Notes to Consolidated Financial Statements

Financial Statement Schedule for each of the three years ended
December 31, 1994:

 VIII - Consolidated Valuation and Qualifying Accounts

Certain financial statement schedules are omitted because the required information is not present, or because the information required is included in the consolidated financial statements and notes thereto.



REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central Telephone Company

We have audited the accompanying consolidated balance sheets of Central Telephone Company (a wholly-owned subsidiary of Sprint Corporation) as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings, and cash flows for the years then ended. Our audit also included the 1994 and 1993 information in the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. The financial statements and schedule of Central Telephone Company for the year ended December 31, 1992, were audited by other auditors whose report dated February 3, 1993, expressed an unqualified opinion on those statements prior to restatement.

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

In our opinion, the 1994 and 1993 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Telephone Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1994 and income taxes, software costs and postretirement benefits in 1993.

We also audited the adjustments described in Note 1 that were applied to restate the 1992 consolidated financial statements for the change in the method of accounting for income taxes. In our opinion, such adjustments are appropriate and have been properly applied.




                                               ERNST & YOUNG LLP


Kansas City, Missouri
January 31, 1995


REPORT OF INDEPENDENT AUDITORS

To the Shareowners of
Central Telephone Company

We have audited the consolidated statements of income, retained earnings and cash flows of CENTRAL TELEPHONE COMPANY (a Delaware corporation and wholly owned subsidiary of Centel Corporation) AND SUBSIDIARIES for the year ended December 31, 1992, prior to the restatement (and, therefore, are not presented herein) for the change in the Company's method of accounting for income taxes as described in Note 1 to the restated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements (prior to restatement) based on our audits.

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

In our opinion, the financial statements (prior to restatement) referred to above present fairly, in all material respects, the results of operations and cash flows of Central Telephone Company and Subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements (prior to restatement) taken as a whole. In connection with our audit, certain auditing procedures were applied to the following schedule (prior to restatement) (and, therefore, is not presented herein) which is required for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.

   Schedule VIII - Consolidated Valuation and Qualifying Accounts

In our opinion, the information contained in the schedule (prior to restatement) fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN LLP


Chicago, Illinois
February 3, 1993


                     CENTRAL TELEPHONE COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
                       AND RETAINED EARNINGS

                                        For the Years Ended
                                          December 31,
                                      1994     1993     1992
                                           (In Millions)
OPERATING REVENUES
Local service                       $ 449.8  $ 416.9  $ 375.4
Toll and access service               360.5    345.8    309.1
Other                                 114.0    105.9    102.1
                                      924.3    868.6    786.6

OPERATING EXPENSES
Operating expenses                    594.5    558.9    514.4
Merger, integration and
 restructuring costs                   --       77.2     --
Depreciation and amortization         137.5    134.3    127.8
                                      732.0    770.4    642.2

OPERATING INCOME                      192.3     98.2    144.4

Interest expense                      (39.3)   (43.6)   (43.1)
Other income (expense), net             1.5      0.5     (0.6)

Income before income taxes,
 extraordinary item and cumulative
 effect of changes in accounting
 principles                           154.5     55.1    100.7

Income tax provision                  (52.6)   (13.7)   (29.1)

Income before extraordinary item
 and cumulative effect of changes
 in accounting principles             101.9     41.4     71.6

Extraordinary losses on early
 extinguishments of debt, net          --       (4.6)    --
Cumulative effect of changes in
 accounting principles, net            (1.6)   (21.6)    (0.5)

NET INCOME                            100.3     15.2     71.1

RETAINED EARNINGS AT BEGINNING OF
YEAR                                  244.9    257.3    216.7

Cash dividends
 Common stock                         (93.0)   (27.1)   (30.0)
 Preferred stock                       (0.5)    (0.5)    (0.5)

RETAINED EARNINGS AT END OF YEAR    $ 251.7  $ 244.9  $ 257.3

PRO FORMA AMOUNTS ASSUMING THE
CHANGE IN ACCOUNTING FOR SOFTWARE
COSTS WAS RETROACTIVELY APPLIED

 Income before extraordinary item   $ 101.9   $ 41.4   $ 63.0

 Net income                         $ 100.3   $ 36.8   $ 62.5

See accompanying Notes to Consolidated Financial Statements.


                     CENTRAL TELEPHONE COMPANY
                    CONSOLIDATED BALANCE SHEETS

                                              As of December 31,
                                               1994       1993
                                               (In Millions)
ASSETS
CURRENT ASSETS
Cash                                      $    19.2  $     9.5
Receivables
 Customers and other, net of allowance for
   doubtful accounts of $0.5 million ($0.6
   million in 1993)                            95.4       84.0
 Interexchange carriers                        31.7       23.7
 Affiliated companies                          24.8       13.9
Advances to affiliates                         38.2        3.3
Deferred income taxes                           4.2       19.8
Prepaid expenses and other                     15.8       13.2
Total current assets                          229.3      167.4

PROPERTY, PLANT AND EQUIPMENT
Land and buildings                            119.2      116.4
Telephone network equipment and outside
plant                                       2,282.9    2,150.1
Other                                         136.3      138.8
Construction in progress                       29.6       13.9
                                            2,568.0    2,419.2
Less accumulated depreciation              (1,026.6)    (943.7)
                                            1,541.4    1,475.5

DEFERRED CHARGES AND OTHER ASSETS              64.1       80.7

                                          $ 1,834.8  $ 1,723.6





 See accompanying Notes to Consolidated Financial Statements.










                     CENTRAL TELEPHONE COMPANY
              CONSOLIDATED BALANCE SHEETS (continued)

                                              As of December 31,
                                               1994       1993
                                               (In Millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Outstanding checks in excess of cash
 balances                                 $     3.1  $    17.5
Current maturities of long-term debt            4.3       22.7
Advances from affiliates                       90.3       14.4
Accounts payable
 Vendors and other                             23.2       17.6
 Interexchange carriers                        35.7       32.2
 Affiliated companies                          41.2       32.2
Accrued merger, integration and
 restructuring costs                           17.7       24.3
Accrued interest                               16.0       17.2
Advance billings                               17.2       16.2
Accrued taxes                                  22.3        7.3
Accrued vacation pay                           11.1       15.2
Other                                          25.5       35.4
Total current liabilities                     307.6      252.2

LONG-TERM DEBT                                510.2      440.9

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes and investment tax
 credits                                      259.6      276.4
Postretirement and other benefit
 obligations                                   64.8       71.6
Regulatory liability                           52.1       59.1
Other                                          25.7       15.2
                                              402.2      422.3

REDEEMABLE PREFERRED STOCK                      6.7        6.9

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
Common stock, no par value, authorized,
 issued and outstanding-2.3 million shares    354.4      354.4
Non-redeemable preferred stock                  2.0        2.0
Retained earnings                             251.7      244.9
                                              608.1      601.3
                                          $ 1,834.8  $ 1,723.6



 See accompanying Notes to Consolidated Financial Statements.



                     CENTRAL TELEPHONE COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Years Ended
                                                December 31,
                                           1994    1993     1992
                                              (In Millions)
OPERATING ACTIVITIES
Net income                               $ 100.3  $ 15.2   $ 71.1
Adjustments to reconcile net income to
 net cash provided by operating
 activities
  Depreciation and amortization            137.5   134.3    127.8
  Deferred income taxes and investment
   tax credits                              (6.9)  (33.8)     2.1
  Extraordinary losses on early
   extinguishments of debt                  --       7.6     --
  Cumulative effect of changes in
   accounting principles                     1.6    21.6      0.5
  Changes in operating assets and
   liabilities
   Receivables, net                        (27.0)  (10.5)    (2.5)
   Other current assets                     (2.6)    0.3     (2.4)
   Accounts payable and outstanding
    checks in excess of cash balances      (15.5)    0.9     12.3
   Accrued expenses and other current
    liabilities                             (5.8)   32.9    (14.1)
   Noncurrent assets and liabilities,
    net                                     35.4    55.6     16.2
  Other, net                                 0.4     2.5     (0.4)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                217.4   226.6    210.6

INVESTING ACTIVITIES
Capital expenditures                      (204.8) (163.4)  (168.1)
(Increase) decrease in advances to
 affiliates                                (34.9)    3.7     19.5
Other, net                                  (1.2)    0.6    (17.6)
NET CASH USED BY INVESTING ACTIVITIES     (240.9) (159.1)  (166.2)

FINANCING ACTIVITIES
Proceeds from long-term debt                 0.7   118.6    157.1
Retirements of long-term debt              (22.1) (147.5)  (190.0)
Increase (decrease) in notes payable        72.0   (20.0)    20.0
Increase (decrease) in advances from
 affiliates                                 75.9    14.4     (1.5)
Dividends paid                             (93.5)  (27.6)   (30.5)
Other, net                                   0.2    (3.2)    (0.1)
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                 33.2   (65.3)   (45.0)

INCREASE (DECREASE) IN CASH                  9.7     2.2     (0.6)

CASH AT BEGINNING OF YEAR                    9.5     7.3      7.9

CASH AT END OF YEAR                       $ 19.2  $  9.5   $  7.3



SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest                    $ 40.6  $ 39.4   $ 40.5
Cash paid for income taxes                $ 52.1  $ 38.5   $ 39.1



See accompanying Notes to Consolidated Financial Statements.



                     CENTRAL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Central Telephone Company is presented to assist in understanding the accompanying consolidated financial statements. The consolidated financial statements and notes are representations of Central Telephone Company's management, which is responsible for their integrity and objectivity. These accounting policies conform with generally accepted accounting principles and reflect practices appropriate to the industry in which Central Telephone Company operates.

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of Central Telephone Company and its wholly-owned subsidiaries, Central Telephone Company of Florida, Central Telephone Company of Virginia and Central Telephone Company of Illinois (the Company). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Centel Corporation (Centel); accordingly, earnings per share information has been omitted. Centel became a wholly-owned subsidiary of Sprint Corporation (Sprint) on March 9, 1993, in connection with the Sprint/Centel merger (see Note 8). The Company is engaged in the business of providing communications services, principally local, network access and toll services in portions of Florida, Illinois, Nevada, North Carolina and Virginia.

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

Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

Cash

As part of its cash management program, the Company utilizes controlled disbursement banking arrangements. As of December 31, 1994 and 1993, outstanding checks in excess of cash balances of $3 million and $18 million, respectively, are included in current liabilities. The Company had sufficient funds available to fund these outstanding checks when they were presented for payment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation

The cost of property, plant and equipment is depreciated generally on a straight-line basis over the estimated useful lives as prescribed by regulatory commissions. Depreciation rate changes granted by a state commission resulted in additional depreciation expense in 1994 and 1993 of $1 million.

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

Investment tax credits (ITC) have been deferred and are being amortized over the useful life of the related property.

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


2. EMPLOYEE BENEFIT PLANS

Effective January 1, 1994, as a result of the Sprint/Centel merger, corporate staff employees of Central Telephone Company and employees of Central Telephone Company of Florida are considered employees of the affiliates Sprint/United Management Company and United Telephone Company of Florida, respectively. As a result, the Company transferred the respective assets and liabilities associated with the benefit plans for these active employees and retirees to Sprint/United Management Company and United Telephone Company of Florida. The Company reimbursed the affiliates $19 million for the net liabilities associated with these benefit plans.

Defined Benefit Pension Plans

Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan sponsored by Sprint. Effective December 31, 1993, plans sponsored by Centel were merged with the defined benefit pension plan sponsored by Sprint. For participants of the plan represented by collective bargaining agreements, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1994, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

The components of the net pension costs and related weighted average assumptions are as follows (in millions):

                                           1994      1993      1992

Service cost -- benefits earned during
 the period                               $ 6.2    $ 10.0     $ 8.8
Interest cost on projected benefit
 obligation                                17.4      20.8      18.7
Actual return on plan assets               (0.1)    (29.7)    (18.3)
Net amortization and deferral             (14.7)      5.8      (5.2)

Net pension cost                          $ 8.8     $ 6.9     $ 4.0

Discount rate                              7.5%      8.0%      8.8%
Expected long-term rate of return on
 plan assets                               9.5%      9.5%     10.0%
Anticipated composite rate of future
 increases in compensation                 4.5%      5.5%      7.0%

In addition, the Company recognized pension curtailment losses of $5 million during 1993 as a result of the integration and restructuring actions (see Note 8).

The funded status and amounts recognized in the consolidated balance sheets for the plan, as of December 31, are as follows (in millions):

                                                1994       1993

Actuarial present value of pension benefit
 obligations
Vested benefit obligation                    $ (192.9)  $ (262.8)
Accumulated benefit obligation               $ (210.3)  $ (304.4)

Projected benefit obligation                 $ (217.2)  $ (317.4)
Plan assets at fair value                       200.9      279.7

Projected benefit obligation in excess of
 plan assets                                    (16.3)     (37.7)
Unrecognized net losses                           8.0       39.4
Unrecognized prior service cost                  47.9       59.5
Unamortized portion of transition asset         (21.5)     (31.9)

Prepaid pension cost                         $   18.1   $   29.3

The projected benefit obligations as of December 31, 1994 and 1993 were determined using a discount rate of 8.5 percent for 1994 and
7.5 percent for 1993, and anticipated composite rates of future increases in compensation of 5.0 percent for 1994 and 4.5 percent for 1993.

Defined Contribution Plans

Substantially all employees of the Company are covered by defined contribution employee savings plans. Effective December 31, 1993, the plan covering participants not represented by collective bargaining agreements was merged with a defined contribution plan sponsored by Sprint. Eligible employees may contribute a portion of their compensation to the plans, and the Company makes matching contributions up to specified levels. The Company's contributions to the plans aggregated $6 million in 1994, and $10 million in 1993 and 1992.

Postretirement Benefits

The Company provides other postretirement benefits (principally health care benefits) to certain retirees. Employees who retired from the Company before specified dates became eligible for these postretirement benefits at no cost to the retirees. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

Effective January 1, 1993, the Company modified its accrual method of accounting for postretirement benefits provided to certain retirees by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As permitted by SFAS No. 106, the Company elected to recognize its previously unrecognized obligation for postretirement benefits as of January 1, 1993 by amortizing such obligation on a straight-line basis generally over a period of 20 years, except in those jurisdictions where shorter amortization periods have been authorized for regulatory treatment.

For regulatory purposes, the FCC permits recognition of net postretirement benefits costs, including amortization of the transition obligation, in accordance with SFAS No. 106.

The components of the net postretirement benefits cost are as follows (in millions):

                                                1994     1993

Service cost -- benefits earned during the
 period                                       $  3.8   $  4.5
Interest on accumulated benefits obligation      8.3     12.4
Net amortization and deferral                    0.8      --
Amortization of transition obligation            3.4      5.9

Net postretirement benefits cost              $ 16.3   $ 22.8

For measurement purposes, a weighted average annual health care cost trend rate of 12 percent was assumed for 1994, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a 1 percent annual increase in the assumed health care cost trend rate would have increased the 1994 net postretirement benefits cost by approximately $4 million. The discount rates for 1994 and 1993 were 7.5 percent and 8 percent, respectively.

In addition, the Company recognized postretirement benefits curtailment losses of $10 million during 1993 as a result of the integration and restructuring actions (see Note 8).

The cost of providing health care and life insurance benefits to retirees was $11 million in 1992. Such costs were being accrued over the service periods of employees expected to receive the benefits, with past service costs amortized over 30 years except in those jurisdictions where shorter amortization periods had been authorized for regulatory purposes.

The amounts recognized in the consolidated balance sheets as of December 31 are as follows (in millions):

                                                 1994     1993

Accumulated postretirement benefits
 obligation
  Retirees                                     $ 59.3   $ 79.0
  Active plan participants -- fully eligible     16.8     34.3
  Active plan participants -- other              57.9     64.2
                                                134.0    177.5
Unrecognized net gains (losses)                   3.0    (14.9)
Unrecognized transition obligation              (73.1)   (91.0)

Accrued postretirement benefits cost           $ 63.9   $ 71.6

The accumulated benefits obligations as of December 31, 1994 and 1993 were determined using discount rates of 8.5 percent and 7.5 percent, respectively. An annual health care cost trend rate of 12 percent was assumed for 1995, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a 1 percent annual increase in the assumed health care cost trend rate would have increased the accumulated benefits obligation as of December 31, 1994 by approximately $16 million.

Postemployment Benefits

Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, the Company recognized certain previously unrecorded obligations for benefits being provided to former or inactive employees and their dependents, after employment but before retirement. Such postemployment benefits offered by the Company include severance, disability, and workers' compensation benefits, including the continuation of other benefits such as health care and life insurance coverage. The resulting nonrecurring, noncash charge of $2 million, net of related income tax benefits, is reflected in the 1994 consolidated statement of income as a cumulative effect of change in accounting principle. Adoption of SFAS No. 112 had no significant impact on operating expenses in 1994.


3. INCOME TAXES

The components of the federal and state income tax provisions are as follows (in millions):

                                      1994      1993      1992

Current income tax provision
 Federal                            $ 52.7    $ 42.7    $ 23.0
 State                                 6.8       4.8       4.0
                                      59.5      47.5      27.0
Deferred income tax provision
(benefit)
 Federal                              (2.7)    (26.8)      6.4
 State                                 0.1      (2.5)      1.2
 Amortization of deferred ITC         (4.3)     (4.5)     (5.5)
                                      (6.9)    (33.8)      2.1
Total income tax provision          $ 52.6    $ 13.7    $ 29.1

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

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1994 and 1993 and 34 percent in 1992 are as follows (in millions):

                                      1994      1993      1992

Federal income tax provision at
 the statutory rate                 $ 54.1    $ 19.3    $ 34.2
Less amortization of deferred ITC
Expected federal income tax           (4.3)     (4.5)     (5.5)
 provision after amortization of
 deferred ITC                         49.8      14.8      28.7

Effect of
 Reversal of rate differentials       (3.0)     (3.2)     (2.9)
 State income tax, net of federal
  income tax effect                    4.5       1.5       3.4
 Other, net                            1.3       0.6      (0.1)

Income tax provision, including     $ 52.6    $ 13.7    $ 29.1
 ITC
Effective income tax rate             34%       25%       29%

During 1994 and 1993, income tax benefits allocated to other items are as follows (in millions):

                                                1994       1993

Cumulative  effect of changes in accounting
 principles                                    $ 1.1     $ 12.5
Extraordinary losses on early
 extinguishments of debt                         --         3.0

Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1994 and 1993, along with the income tax effect of each, are as follows (in millions):

                         1994 Deferred            1993 Deferred
                           Income Tax               Income Tax
                     Assets    Liabilities    Assets    Liabilities

Property, plant and
 equipment           $  --      $ 283.4       $  --      $ 272.1
Postretirement and
 other benefits        24.0         --          26.5         --
Expense accruals        8.4         --           8.2         --
Regulatory liability    8.5         --           2.6         --
Integration and
 restructuring costs    7.2         --          11.0         --
Other, net              --          5.5          --         13.8
                     $ 48.1     $ 288.9       $ 48.3     $ 285.9


4. DEBT

Long-term debt as of December 31 is as follows (in millions):

                                 1994                1993
                                    Weighted            Weighted
                           Amount   Average    Amount   Average
                                    Interest            Interest
                                      Rate                Rate


Central Telephone
 Company
 First mortgage bonds,
  due 1995 through 2021   $ 227.1     7.7%    $ 245.2     7.6%
 Capital leases               --        --        0.2     8.5%
 Short-term borrowings
  classified as long-term
  debt                       72.0     4.9%       --       --

Subsidiaries
 First mortgage bonds,
  due 1995 through 2021     112.7     7.9%      115.5     7.9%
 Notes, due 2002
  through 2020              102.7     7.2%      102.7     7.2%
                            514.5               463.6
Less current maturities       4.3                22.7
Total long-term debt,
 excluding current
 maturities               $ 510.2             $ 440.9


Long-term debt maturities during each of the next five years are as follows (in millions):


1995                                                          $ 4.3
1996                                                           23.0
1997                                                           24.0
1998                                                           31.7
1999                                                           26.8

The first mortgage bonds are secured by substantially all of the Company's property, plant and equipment.

Provisions in certain debt agreements and charters restrict the payment of dividends. Under the most restrictive of these provisions, at any time the ratio of equity to total capitalization falls below 50 percent, dividends are limited to a percentage, as defined, of net income for the prior twelve month period. As a result of this requirement, $242 million of retained earnings were restricted from payment of dividends as of December 31, 1994. In connection with dividend restrictions, $163 million of the related subsidiaries' $170 million of retained earnings are restricted as of December 31, 1994. The flow of cash in the form of advances from the subsidiaries to Central Telephone is generally not restricted.

Short-term borrowings of $72 million at December 31, 1994 are classified as long-term debt due to the Company's intent and ability to refinance such borrowings on a long-term basis.

The Company, Sprint and Sprint Capital Corporation (a wholly-owned subsidiary of Sprint) have a $1.1 billion revolving credit agreement with a syndicate of domestic and international banks, under which the Company can borrow up to an aggregate of $200 million. The revolving credit agreement expires in July 1996 and, subject to the approval of the lenders, may be extended for an additional year. As of December 31, 1994, the Company did not have any borrowings outstanding under the agreement.

The Company is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1994.

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


5. COMMITMENTS AND CONTINGENCIES

Minimum rental commitments as of December 31, 1994 for all non-cancelable operating leases, consisting principally of leases for data processing equipment and real estate, are as follows (in millions):



1995                                                        $ 2.2
1996                                                          2.1
1997                                                          1.9
1998                                                          0.2
1999                                                          0.2
Thereafter                                                    0.2

Gross rental expense aggregated $8 million in 1994, and $22 million in 1993 and 1992.

6. RELATED PARTY TRANSACTIONS

Under agreements with Sprint and Centel, the Company reimburses such affiliates for data processing services, other data related costs and certain management costs which are incurred for the Company's benefit. Total charges to the Company aggregated $83 million, $49 million and $45 million in 1994, 1993 and 1992, respectively. The Company also has agreements with various Sprint operating telephone companies in which it reimburses the affiliates for certain management costs incurred for the Company's benefit.
Total charges to the Company were $90 million in 1994, and were not significant in 1993 and 1992. The Company enters into cash advance and borrowing transactions with such affiliates; generally, interest on such transactions is computed based on the rate at which the Company is able to obtain funds externally. Interest expense on advances from such affiliates was $3 million and $1 million in 1994 and 1993, respectively. Interest expense on advances from affiliates was not significant in 1992. Interest income on advances to such affiliates was $2 million in 1994 and $1 million in 1993 and 1992.

The Company purchases telecommunications equipment, construction and maintenance equipment, materials and supplies from its affiliate, North Supply. Total purchases for 1994 and 1993 were $51 million and $13 million, respectively.

The Company provides various services to Sprint's long distance communications services division, such as network access, billing and collection services, operator services and the lease of network facilities. The Company received $20 million in 1994 and 1993 for these services. The Company paid Sprint's long distance communications services division $1 million in 1994 and 1993 for interexchange telecommunications services.

The CenDon partnership (CenDon), a general partnership between Centel Directory Company, an affiliate, and The Reuben H. Donnelley Corporation, pays the Company a fee for the right to publish telephone directories in the Company's operating territories, for the provision of listings and for billing and collections services performed for CenDon by the Company. CenDon paid the Company $51 million in 1994 and $50 million in 1993 and 1992.


7. REGULATORY ACCOUNTING

Consistent with most local exchange carriers, the local communications services division accounts for the economic effects of regulation pursuant to SFAS No. 71. The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. The Company currently believes its rate-regulated operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level of competition is increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers.

The approximate amount of the Company's net regulatory assets at December 31, 1994 was between $100 million and $300 million, consisting primarily of property, plant and equipment partially offset by deferred tax liabilities. The estimate for property, plant and equipment was calculated based upon a projection of useful remaining lives which are affected by the development of competition, changes in regulation, and the expansion of broadband services to be offered to customers.


8. MERGER, INTEGRATION AND RESTRUCTURING COSTS

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

9. ADDITIONAL FINANCIAL INFORMATION

Financial Instruments Information

The Company's financial instruments consist of long-term debt including current maturities with carrying amounts as of December 31, 1994 and 1993, of $515 million and $464 million, respectively, and estimated fair values of $496 million and $511 million, respectively. The fair values are estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

The Company has not invested in derivative financial instruments.

Major Customer Information

Operating revenues from AT&T Corp. resulting primarily from network access, billing and collection services and the lease of network facilities aggregated approximately $139 million, $137 million and $150 million for 1994, 1993 and 1992, respectively.


10.  SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED

                                1994 Quarters Ended
                     March 31   June 30  September 30 December 31
                                   (in millions)

Operating revenues    $ 222.6  $  223.9  $    237.6  $    240.2
Operating income         48.9      44.6        50.4        48.4
Income before
 cumulative effect of
 changes in
 accounting principles   26.8      23.8        27.3        24.0
Net income               25.2      23.8        27.3        24.0

                                1993 Quarters Ended
                     March 31   June 30  September 30 December 31
                                   (in millions)

Operating revenues    $ 204.9  $  215.4  $    218.8  $    229.5
Operating income
 (loss)[1]              (38.0)     48.0        47.3        40.9
Income (loss) before
 extraordinary item
 and cumulative
 effect of changes in
 accounting principles  (28.9)     25.0        24.7        20.6
Net income (loss)       (50.6)     25.0        20.9        19.9


[1]       During the first, third and fourth quarters 1993, the
  Company recognized nonrecurring charges of $68 million, $5 million and $4 million, respectively, associated with the Sprint/Centel merger. Such charges reduced income before extraordinary item and cumulative effect of changes in accounting principles by $44 million, $2 million and $2 million, respectively.



                     CENTRAL TELEPHONE COMPANY
  SCHEDULE VIII -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
           Years Ended December 31, 1994, 1993 and 1992
                           (In Millions)



                             Balance   Additions              Balance
                            beginning  charged to   Other     end of
                             of year     income   deductions   year

1994
 Allowance for doubtful
  accounts                    $0.6        $3.4     $ (3.5)     $0.5
                                                         [1]
1993
 Allowance for doubtful
  accounts                    $0.5        $4.5     $ (4.4)     $0.6
                                                         [1]
1992
 Allowance for doubtful
  accounts                    $0.6        $2.8     $ (2.9)     $0.5
                                                         [1]

        [1]       Accounts charged off, net of collections.



Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in Central Telephone's Current Report on Form 8-K dated April 28, 1993, following consummation of the Sprint/Centel merger,
 Arthur Andersen & Co. was replaced with Ernst & Young as auditors of the Company effective April 23, 1993.


                             Part III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to those persons who currently serve as Director and/or Executive
Officer of the Registrant.

Officer                            Name                      Age
President and Chief Executive
 Officer, Director               D. Wayne Peterson      (1)   59
Vice President-Chief Financial
 Officer                         John P. Meyer          (2)   44
Vice President-Controller        Ralph J. Hodge         (3)   42
Vice President-Treasurer,
 Director                        M. Jeannine Strandjord (4)   49
Vice President, Director         Stephen M. Bailor      (5)   51
Vice President                   Peter W. Chehayl       (6)   47
Vice President-Assistant
 Secretary, Director             Don A. Jensen          (7)   59
Vice President                   A. Allan Kurtze        (8)   50
Secretary                        Marion W. O'Neill      (9)   54
President-North Carolina
 Division, Director              William E. McDonald   (10)   52
President-Nevada Division,
 Director                        Dianne Ursick         (11)   45
Director                         Alan J. Sykes         (12)   47

(1)Mr. Peterson has been President and Chief Executive Officer since 1993. He has also served as President-Local
   Telecommunications Division of Sprint since 1993. From 1980 to 1993, he served as President of Carolina Telephone and Telegraph Company, a subsidiary of Sprint. Mr. Peterson has been a Director since 1993.

(2)Mr. Meyer has been Vice President-Chief Financial Officer since 1993. Mr. Meyer has also served as Senior Vice President and
   Controller of Sprint since 1993. He served as Vice President and Controller of Centel from 1989 to 1993.

(3)Mr. Hodge has been Vice President-Controller since 1993. He has also served as Assistant Vice President and Assistant Controller of Sprint since 1993. He was Director of Earnings Analysis and External Reporting for Sprint from 1992 to 1993. He served as Treasurer of the companies comprising the Midwest Group of local exchange companies of Sprint from 1991 to 1992 and Controller of the companies comprising the Midwest Group from 1988 to 1991.

(4)Ms. Strandjord has been Vice President-Treasurer since 1993.
   She has also served as Senior Vice President and Treasurer of Sprint since 1990. She served as Vice President and Controller of Sprint from 1986 to 1990. Ms. Strandjord has been a Director since 1993.

(5)Mr. Bailor has been Vice President since 1993. Mr. Bailor served as Vice President and Controller of Central Telephone from 1989 to 1993. He has also served as Vice President-Financial and Local Billing Services of Sprint's Finance Division since 1993. Mr. Bailor has been a Director since 1993.

(6)Mr. Chehayl has been Vice President since 1993. He has also served as Vice President and Assistant Treasurer of Sprint since 1991. He was Vice President and Treasurer of Alert Holdings, Inc., a provider of security alarm monitoring services, during part of 1990, and from 1988 to 1990 he was Treasurer of Firestone Tire & Rubber Company (now known as Bridgestone/Firestone, Inc.), a manufacturer and retailer of tires and a retailer of automotive services.

(7)Mr. Jensen has been Vice President-Assistant Secretary since
   1993. He has also served as Vice President and Secretary of Sprint since 1975. Mr. Jensen has been a Director since 1993.

(8)Mr. Kurtze has been Vice President since 1991. Mr. Kurtze has also served as Senior Vice President of Sprint/United Management Company, a subsidiary of Sprint, since 1993. He served as Executive Vice President of Centel from 1991 to 1993 and as Senior Vice President-Planning and Technology of Centel from 1986 to 1991.

(9)Ms. O'Neill has been Secretary since 1993. She has been an attorney for Sprint for more than five years.

(10)Mr. McDonald has been President of the Company's North Carolina Division since 1993. He has also served as President of the other four companies comprising the Mid-Atlantic Group of local exchange companies of Sprint since 1993. From 1988 to 1993, he served as President of the two companies comprising the Eastern Group of local exchange companies of Sprint. Mr. McDonald has been a Director since 1993.

(11)Ms. Ursick has been President of the Company's Nevada
   Division since 1993.  From 1989 to 1993, she was General
   Regulatory Manager of the Company's Nevada Division.  Ms.
   Ursick has been a Director since 1993.

(12)Mr. Sykes, has been Vice President of Revenues of Sprint's
   Local  Telecommunications Division since 1987.   Mr.  Sykes  has
   been a Director since 1993.

Item 11.  Executive Compensation

The following tables set forth the annual compensation of the Chief Executive Officer of Central Telephone and the other executive officers of Central Telephone who earned at least $100,000 in salary and bonus for services to the Company during 1994 (the Named Officers).

Summary Compensation Table

The following table reflects the cash and non-cash compensation for the Named Officers. Annual salary and bonus amounts shown are
amounts attributed to the  Company by  Sprint.   The individuals
designated as Named Officers also had responsibilities during 1994 relating to Sprint, Centel and other subsidiaries of Sprint and Centel. Except for amounts shown in the "Salary" and "Bonus" columns, the compensation stated reflects all compensation earned by the individuals in all his or her capacities with Sprint, Centel, and their subsidiaries.

                                    Long-Term Compensation

                   Annual Compensation           Awards       Payouts
                                                                        All
                                   Other    Restric  Securities        Other
                                  Annual      ted     Underly-        Compen-
  Name and                        Compen-    Stock      ing     LTIP  sation
 Principal   Year Salary   Bonus  sation    Award(s)  Options/ Payouts ($)(1)
  Position   Year   ($)     ($)     ($)       ($)       SARs    ($)
                                                       (#)

D. Wayne     1994  67,412  69,714  36,426 (3)     0     94,970 107,633  35,780
 Peterson(2)
  Chief      1993  27,985  19,762  24,166   372,500 (4) 11,000  89,783  42,431
  Executive
  Officer

William E.   1994  64,220  41,321  44,357 (6)     0     14,000  66,048  79,659
 McDonald(5)
  President  1993  21,121  14,229  10,286         0     11,000  61,098  12,874
  - North
  Carolina
  Division

Dianne       1994 162,598 117,419       0         0      5,000       0   4,519
 Ursick(7)
  President  1993  74,808  41,156   4,587         0      5,000       0   6,060
  Nevada
  Division

Notes:

(1)     Consists  of the following amounts for 1994:   (a)  $6,195,
  $5,503 and $4,080 contributed on behalf of Mr. Peterson, Mr. McDonald and Ms. Ursick, respectively, as company contributions under Sprint's Retirement Savings Plan; (b) $439 in dividends on Centel Employees' Stock Ownership Plan shares for Ms. Ursick; (c) $28,935 and $65,911 in relocation expenses for Mr. Peterson and Mr. McDonald, respectively; (d) $650 and $8,245 for Mr. Peterson and Mr. McDonald, respectively, representing the portion of interest credits on deferred compensation accounts under Sprint's
  Executive   Deferred  Compensation  Plan  that  are   deemed   by
  Securities  and Exchange Commission (SEC) rules to be  at  above-
  market rates.
(2) Mr. Peterson first became an executive officer of Central Telephone on September 28, 1993.
(3) Includes the cost of providing tax and financial services of $9,625 and automobile allowance of $12,500.
(4) The value of the restricted stock shown is based on the closing price of Sprint common stock on October 20, 1993, the date of the grant. As of December 31, 1994, Mr. Peterson held 10,000 restricted shares valued at $276,250, based on the closing price of Sprint common stock on December 31, 1994, equal to
  $27.625.   Mr.  Peterson  has  the  right  to  vote  and  receive
  dividends on the restricted shares. Twenty-five percent of the award vests on July 12, 1996, 25% on July 12, 1997, and 50% on July 12, 1998.
(5) Mr. McDonald first became an executive officer of Central Telephone on September 28, 1993.
(6) Includes the cost of providing club memberships of $12,110 and automobile allowance of $12,000.
(7) Ms. Ursick first became an executive officer of Central Telephone on March 9, 1993.

Option Grants

The following table summarizes options granted to the Named Officers during 1994 for the purchase of shares of Sprint common stock under Sprint's stock option plans. The option grants relate to compensation earned by the Named Officers for all responsibilities with Sprint, Centel and their subsidiaries. The amounts shown as potential realizable values on these options are based on arbitrarily assumed annualized rates of appreciation in the price of Sprint common stock of five percent and ten percent over the term of the options, as set forth in SEC rules. The Named Officers will realize no gain on these options without an increase in the price of Sprint common stock. No stock appreciation rights were granted during 1994.

                   Option Grants in Last Fiscal Year

                      % of                       Potential
                      Total                      Realizable
          Number of  Options  Exercise        Value at Assumed
          Securities Granted    or    Expira-  Annual Rates of
   Name   Underlying   to      Base    tion      Stock Price
           Options  Employees  Price   Date   Appreciation for
           Granted  in Fiscal  ($/Sh)           Option Term (2)
            (#)(1)    Year                    0%     5%        10%

D. Wayne    30,000    1.1%  $36.6875 02/11/04 $0 $692,177 $1,754,113
Peterson
            30,000    1.1%   35.8125 07/12/04  0 675,669   1,712,277

             1,892    0.1%   36.5625 04/23/95  0   4,093       8,220

             3,525    0.1%   36.5625 04/22/96  0  14,450      29,735

             4,041    0.1%   36.5625 04/13/97  0  24,551      51,750

             4,895    0.2%   36.5625 02/12/98  0  38,425      82,720

             3,512    0.1%   32.1875 02/12/98  0  19,721      41,721

            10,444    0.4%   32.1875 02/17/99  0  78,665     170,754

             6,661    0.2%   32.1875 02/15/01  0  77,212     176,594

William E.  14,000    0.5%   36.6875 02/11/04  0 323,016     818,586
McDonald

Dianne       5,000    0.2%   36.6875 02/11/04  0 115,363     292,352
Ursick

_____
Notes:

(1) The options shown for each Named Officer include both option awards and "reload" option grants. The first two grants shown for Mr. Peterson are option awards and the remaining grants are reload grants. Each grant for Mr. McDonald and Ms. Ursick is an option award.

  Twenty-five percent of the first option grants shown for each Named Officer became exercisable on February 11, 1995, and an additional 25% will become exercisable on February 11 of each of the three successive years. Twenty-five percent of the second option grant shown for Mr. Peterson will become exercisable on July 12, 1995, and an additional 25% will become exercisable on July 12 of each of the three successive years. The option awards each have a reload feature.

  A reload option is an option granted when an optionee exercises a stock option and makes payment of the purchase price using shares of previously owned Sprint common stock. A reload option is granted for the number of shares equal to the number of shares utilized in payment of the purchase price and tax withholding, if any. The option price for a reload option is equal to the market price of Sprint common stock on the date of exercise of the original option. The expiration date of a reload option is the same as the expiration date of the option that was exercised. A reload option becomes exercisable one year from the date the original option was exercised, provided the shares acquired on the exercise of the original option are held by the optionee for at least six months. The reload feature is designed to encourage early exercise of options, without foregoing the opportunity for further appreciation, and to promote retention of the Sprint common stock acquired.
(2) The dollar amounts in these columns are the result of calculations at the five percent and ten percent rates set by the SEC and are not intended to forecast future appreciation of Sprint common stock.

Option Exercises and Fiscal Year-End Values

The following table summarizes the net value realized on the exercise of options in 1994, and the value of the outstanding options at December 31, 1994, for the Named Officers.

  Aggregated Option Exercises in 1994 and Year-end Option Values

                                   Number of        Value of
                                   Securities      Unexercised
                                   Underlying      In-the-Money
                                   Unexercised      Options at
                                   Options at      12/31/94(2)
                                    12/31/94
            Shares     Value   Exercis- Unexer-  Exercis- Unexer-
  Name   Acquired on  Realized   able   cisable    able   cisable
         Exercise(#)  (1) ($)    (#)     (#)       ($)      ($)

D. Wayne     45,650   $704,188  18,050  111,470  $11,419  $14,953
Peterson

William E.        0          0  45,750   28,250  259,375   10,875
McDonald

Dianne            0          0   2,483    8,750        0        0
Ursick

__________
Notes:

(1) The value realized upon exercise of an option is the difference between the fair market value of the shares of Sprint common stock received upon the exercise, valued on the exercise date, and the exercise price paid.
(2) The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of Sprint common stock at December 31, 1994 ($27.625).


Long-Term Incentive Plan Awards

The following table represents awards to the Named Officers (relating to all their responsibilities with Sprint, Centel and their subsidiaries) under Sprint's long-term incentive plan which, subject to Sprint's right to amend the plan at any time prior to the approval of payouts by the Organization and Compensation Committee of Sprint's Board of Directors, can be earned by the achievement of certain financial objectives over the three year period ending December 31, 1996. Payouts of awards (which represent items of compensation attributable to Sprint as a whole) are tied to achieving certain non-financial business objectives for the local Operating Telephone Company and specified levels of performance criteria, based on certain financial objectives, within the Long Distance Division (LDD), the Local Telecommunications Division (LTD), the local Operating Telephone Company (OTC) and the Cellular Division (CD). The relative weight given to the performance criteria of these divisions in computing an executive's payout is based on the executive's responsibilities with Sprint.

The portion of the payout applicable to the LDD is tied to achieving specified levels of operating margin and net collectible revenue growth. The portion of the payout applicable to the LTD and the OTC is tied to achieving specified levels of earnings before interest, taxes and depreciation as a percent of net revenues, and return on assets. The portion of the payout applicable to the CD is tied to achieving specified levels of operating income and net collectible revenue. The target amount will be earned if 100% of the targeted levels of such criteria is achieved and an award payout will not be earned for the portion of the payout applicable to the LDD criteria for performance below the threshold.

The  portion  of  the  payout applicable to  the  OTC  nonfinancial business objectives is tied to efforts and results in the regulatory area and in improvements in employee attitude survey results.

The calculated payout, based on the achievement of the above financial criteria, is adjusted (increased or decreased) by the percent change in the market price of Sprint common stock as determined by the change in the average of the high and low prices on January 1, 1994 and December 31, 1996. If stock price increases over the three-year performance period, the payout is adjusted by the percentage increase in stock price. Conversely, if the stock price decreases over the three-year performance period, the payout is reduced by the percentage decrease in stock price. Upon approval of the payouts by the Organization and Compensation Committee, each payout will be paid as specified by the executive in restricted or unrestricted shares of Sprint common stock, or deferred under the Executive Deferred Compensation Plan.


      Long-Term Incentive Plans - Awards in Last Fiscal Year

                                         Estimated Future Payouts
                                        under Non-Stock Price Based
                                                 Plans(1)

                        Performance
                            or
                       Other Period
          Name            Until
                        Maturation    Threshold    Target    Maximum
                         or Payout       ($)        ($)        ($)

      D. Wayne            1/1/94-
      Peterson           12/31/96     $27,278    $109,110   $186,305

      William E.          1/1/94-
      McDonald           12/31/96      17,044      68,175    109,966

      Dianne Ursick       1/1/94-
                         12/31/96      10,100      40,000     65,165
_________
(1)           Awards  are  based  on  a  percentage  of  the  Named
  Officers' average base salary midpoint over the three-year performance cycle which ends December 31, 1996. In calculating the average base salary midpoint, the table assumes the base salary midpoint for 1995 and 1996 will equal the 1994 base salary midpoint. In addition, the estimated future payouts shown assume that the average of the high and low price of Sprint common stock on December 31, 1996 will be the same as it was on January 1, 1994.

Pension Plans

Under the Sprint Retirement Pension Plan, employees earn a benefit equal to 1.5% of actual yearly salary and bonus. Prior to 1990, however, the Sprint plan provided pension benefits based on an employee's five highest consecutive years' compensation in the last ten years before retirement. The benefit was determined by taking 1.2% of the average compensation over such five year period plus
.35% of such average compensation in excess of a certain amount ($23,400 in 1995) and multiplying the result by the individual's years of credited service. Employees who retire before the year 2000 will have their pension benefit calculated under both the new and old formulas and will receive the greater of the two benefits. Because the benefit for Mr. Peterson and Mr. McDonald is expected to be greater under the old formula, the table below reflects the estimated annual pension benefit payable to an individual retiring in 1994 at age 65 under the old formula. The amounts include all prospective benefits under Sprint's plans, whether tax-qualified or not. Mr. Peterson has an agreement with Sprint that if his employment is discontinued after July 31, 1996, through no fault of his own, he will not incur any penalty for early retirement.

    The following table reflects the estimated annual pension benefit payable to an individual retiring in 1995 at age 65. The amounts include all prospective benefits under Sprint's plans, whether tax-qualified or not.

                        Pension Plan Table


     Remuneration             Years of Service (2)
          (1)
                      15      20      25       30       35

     125,000        27,834  37,112  46,390   55,668    64,946
     150,000        33,647  44,862  56,078   67,293    78,509
     175,000        39,459  52,612  65,765   78,918    92,071
     200,000        45,272  60,362  75,453   90,543   105,634
     225,000        51,084  68,112  86,140  102,168   119,196
     250,000        56,897  75,862  94,828  113,793   132,759
     275,000        62,709  83,612 104,515  125,418   146,321
     300,000        68,522  91,362 114,203  137,043   159,884

__________
(1) Compensation, for purposes of estimating a pension benefit, includes salary and bonus as reflected under Annual Compensation in the Summary Compensation Table. The calculation of benefits under the pension plans generally is based upon average compensation for the highest five consecutive years of the ten years preceding retirement.
(2) These amounts are straight life annuity amounts and would not be subject to reduction because of Social Security benefits. For purposes of estimating a pension benefit, the years of service credited are 37 years for Mr. Peterson and 27 years for Mr. McDonald.

Ms. Ursick's pension benefit is determined primarily by a career average formula and is not disclosed under the table above. Assuming she continues in her current position with the Company at current compensation levels and retires at age 65, her annual pension benefit payable would be approximately $102,025. This amount is a straight life annuity amount.

Employment Contracts

Mr. Peterson has signed a non-competition agreement with Sprint which provides that he will not associate himself with a competitor for an 18-month period following termination of employment. In addition, the agreement provides that he will receive 18 months of compensation and benefits following an involuntary termination of employment.

Sprint has a Key Management Benefit Plan providing for a survivor benefit in the event of the death of a participant or, in the alternative, a supplemental retirement benefit. Under the plan, if a participant dies prior to retirement, the participant's beneficiary will receive ten annual payments each equal to 25% of the participant's highest annual salary during the five-year period immediately prior to the time of death. If a participant dies after retiring or becoming permanently disabled, the participant's beneficiary will receive a benefit equal to 300% (or a reduced percentage if the participant retires before age 60) of the participant's highest annual salary during the five-year period immediately prior to the time of retirement or disability, payable either in a lump sum or in installments at the election of the participant. Prior to reaching age 60 and at least 13 months before retirement, a participant may elect a supplemental retirement benefit in lieu of all or a portion of the survivor benefit. Messrs. Peterson and McDonald are participants in the plan.

Directors' Compensation

All Directors of Central Telephone are employed by Sprint or its subsidiaries and receive no compensation for serving as a Director of Central Telephone.

Item  12.   Security  Ownership of Certain  Beneficial  Owners  and
Management

The following table sets forth information about the only known beneficial owner of more than five percent of Central Telephone's outstanding voting securities as of December 31, 1994.


   Name and Address           Title of      Number      Percent
   of Beneficial Owner          Class      of Shares    of Class

   Centel Corporation       Common Stock   2,250,000     100%
   2330 Shawnee Mission
    Parkway
   Westwood, Kansas 66205

The following table sets forth information as of December 31, 1994, with respect to the shares of Sprint common stock owned by each current Director, each of the executive officers named in the executive compensation tables, and by all Directors and executive officers as a group. No Director or executive officer owns any equity security of Central Telephone.

                                            Sprint Common
            Name of Individual or               Stock
              Identity of Group             Beneficially
                                              Owned (1)
                                              Number of
                                               Shares
   Stephen M. Bailor                         49,543 (2)(3)
   Don A. Jensen                             39,341 (2)
   William E. McDonald                       71,350 (2)
   D. Wayne Peterson                         87,343 (2)
   M. Jeannine Strandjord                    53,530 (2)
   Alan J. Sykes                             32,707 (2)(3)
   Dianne Ursick                             18,954 (2)
   All Directors and executive officers
        as a group (12 persons)             656,364 (2)(4)
___________
Notes:
(1) Unless otherwise noted, the persons for whom the information is provided had sole voting and investment power over the shares of stock shown as beneficially owned.
(2) Includes shares which may be acquired upon the exercise of stock options exercisable on or within 60 days after December 31, 1994, under Sprint's stock option plans as follows:
     39,117,  19,359,  53,250,  45,403, 40,250,  26,500  and  3,733
     shares for Mr. Bailor, Mr. Jensen, Mr. McDonald, Mr. Peterson, Ms. Strandjord, Mr. Sykes and Ms. Ursick, respectively, and 463,601 shares for all Directors and executive officers as a group.
(3)  Includes  shares held by or for the benefit of family  members
     in  which  beneficial  ownership has been  disclaimed:   1,095
     shares held by Mr. Bailor as custodian for his daughters, and 89 shares held by Mr. Sykes as custodian for his son.
(4)  Represents less than 1% of class.


Item 13.  Certain Relationships and Related Transactions

          None.
Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a) 1. The consolidated financial statements of the Company and supplementary financial information are listed in the Index to Financial Statements and Financial Statement Schedule included at Item 8 of this report.

     2. The consolidated financial statement schedule of the Company is listed in the Index to Financial Statements and Financial Statement Schedule included at Item 8 of this report.

     3.  The following exhibits are filed as part of this report.

     3(a)   Certificate of Incorporation of Central Telephone
         Company, as amended.

     3(b)   Bylaws of Central Telephone Company, as amended
         (Incorporated by reference to Exhibit No. 3(b) to Central Telephone Company Annual Report on Form 10-K for the year ended December 31, 1993).

     4(a)   Indenture dated June 1, 1944, between Central
         Telephone Company and The First National Bank of Chicago and Robert L. Grinnell, as Trustees (under which J. G. Finley is successor to Robert L. Grinnell), as amended and supplemented by indentures supplemental thereto through and including a Thirty-third Supplemental Indenture dated as of August 15, 1982 (Incorporated by reference to Exhibit No. 4A to Central Telephone Company's Registration Statement No. 33-10475 filed December 1, 1986).

     4(b)   Thirty-fourth Supplemental Indenture, dated as of
         December 15, 1986 (Incorporated by reference to Exhibit
         No. 4B to Central Telephone Company's Registration
         Statement No. 33-35411 filed June 14, 1990).

     4(c)   Thirty-fifth Supplemental Indenture, dated as of
         October 15, 1990 (Incorporated by reference to Central
         Telephone Company's Current Report on Form 8-K dated
         October 26, 1990).

     4(d)   Thirty-sixth Supplemental Indenture, dated as of March
         15, 1991 (Incorporated by reference to Central Telephone
         Company's Current Report on Form 8-K dated June 14, 1991).

     4(e)   Thirty-seventh Supplemental Indenture dated as of
         August 15, 1992 (Incorporated by reference to Exhibit No. 4(e) to Central Telephone Company Annual Report on Form 10-K for the year ended December 31, 1993).

     21     Subsidiaries of the Registrant.

     23(a)  Consent of Ernst & Young LLP.

     23(b)  Consent of Arthur Andersen LLP.

     27     Financial Data Schedule.

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

(b)          Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of 1994.

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

                                        CENTRAL TELEPHONE COMPANY
                                        (Registrant)


                                        By /s/ D. Wayne Peterson
                                        D. Wayne Peterson
                                        President and Chief
                                        Executive Officer

Date:  March 29, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 1995.



                                        /s/ D. Wayne Peterson
                                        D. Wayne Peterson
                                        President and Chief
                                        Executive Officer



                                        /s/ John P. Meyer
                                        John P. Meyer
                                        Vice President - Chief
                                        Financial Officer



                                        /s/ Ralph J. Hodge
                                        Ralph J. Hodge
                                        Vice President - Controller
                            SIGNATURES

                     CENTRAL TELEPHONE COMPANY
                           (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 1995.



/s/ Stephen M. Bailor
Stephen M. Bailor, Director



/s/ Don A. Jensen
Don A. Jensen, Director



/s/ William E. McDonald
William E. McDonald, Director



/s/ D. Wayne Peterson
D. Wayne Peterson, Director



/s/ Alan J. Sykes
Alan J. Sykes, Director



/s/ M. Jeannine Strandjord
M. Jeannine Strandjord, Director



/s/ Dianne Ursick
Dianne Ursick, Director


                EXHIBIT INDEX


    EXHIBIT
    NUMBER


     3(a)   Certificate of Incorporation of Central Telephone
         Company, as amended.

     3(b)   Bylaws of Central Telephone Company, as amended
         (Incorporated by reference to Exhibit No. 3(b) to Central Telephone Company Annual Report on Form 10-K for the year ended December 31, 1993).

     4(a)   Indenture dated June 1, 1944, between Central
         Telephone Company and The First National Bank of Chicago and Robert L. Grinnell, as Trustees (under which J. G. Finley is successor to Robert L. Grinnell), as amended and supplemented by indentures supplemental thereto through and including a Thirty-third Supplemental Indenture dated as of August 15, 1982 (Incorporated by reference to Exhibit No. 4A to Central Telephone Company's Registration Statement No. 33-10475 filed December 1, 1986).

     4(b)   Thirty-fourth Supplemental Indenture, dated as of
         December 15, 1986 (Incorporated by reference to Exhibit
         No. 4B to Central Telephone Company's Registration
         Statement No. 33-35411 filed June 14, 1990).

     4(c)   Thirty-fifth Supplemental Indenture, dated as of
         October 15, 1990 (Incorporated by reference to Central
         Telephone Company's Current Report on Form 8-K dated
         October 26, 1990).

     4(d)   Thirty-sixth Supplemental Indenture, dated as of March
         15, 1991 (Incorporated by reference to Central Telephone
         Company's Current Report on Form 8-K dated June 14, 1991).

     4(e)   Thirty-seventh Supplemental Indenture dated as of
         August 15, 1992 (Incorporated by reference to Exhibit No. 4(e) to Central Telephone Company Annual Report on Form 10-K for the year ended December 31, 1993).

     21     Subsidiaries of the Registrant.

     23(a)  Consent of Ernst & Young LLP.

     23(b)  Consent of Arthur Andersen LLP.

     27     Financial Data Schedule.