Form 10-Q
period 1995-03-31
CENTRAL TELEPHONE CO
filed 1995-05-09
CIK 18792

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT   March 31, 1995 -- 2,250,000





                     CENTRAL TELEPHON COMPANY
          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                               INDEX






Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Condensed Notes to Consolidated Financial
Statements

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of
Security Holders

Item 5.  Other Information

Item 6.  Reports on Form 8-K

Signatures

Exhibits











                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
                    CONSOLIDATED BALANCE SHEETS
                           (In Millions)

                                             As of         As of
                                           March 31,    December 31,
                                             1995          1994
                                          (Unaudited)
Assets
Current assets
Cash                                     $    19.2    $     19.2
Receivables
 Customers and other, net of allowance
  for doubtful accounts of $1.2 million
  ($0.5 million in 1994)                     106.0          95.4
 Interexchange carriers                       34.3          31.7
 Affiliated companies                         22.7          24.8
Advances to affiliates                        69.6          38.2
Deferred income taxes                          2.8           4.2
Prepaid expenses and other                    18.7          15.8
Total current assets                         273.3         229.3

Property, plant and equipment
 Land and buildings                          119.7         119.2
 Telephone network equipment and outside
  plant                                    2,314.6       2,282.9
 Other                                       137.5         136.3
 Construction in progress                     52.8          29.6
                                           2,624.6       2,568.0
Less accumulated depreciation             (1,057.7)     (1,026.6)
                                           1,566.9       1,541.4

Deferred charges and other assets             59.4          64.1

                                         $ 1,899.6    $  1,834.8



See accompanying condensed Notes to Consolidated Financial Statements.


                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
              CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                            As of          As of
                                          March 31,     December 31,
                                            1995           1994
                                         (Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Outstanding checks in excess of cash
 balances                                $     5.9    $      3.1
Current maturities of long-term debt           4.2           4.3
Advances from affiliates                     109.8          90.3
Accounts payable
 Vendors and other                            30.8          27.3
 Interexchange carriers                       48.8          35.7
 Affiliated companies                         42.6          37.1
Advance billings                              16.8          17.2
Accrued taxes                                 33.5          22.3
Other                                         59.2          70.3
Total current liabilities                    351.6         307.6

Long-term debt                               524.7         510.2

Deferred credits and other liabilities
Deferred income taxes and investment tax
 credits                                     250.2         259.6
Postretirement benefits obligations           68.5          64.8
Regulatory liabilities                        51.0          52.1
Other                                         29.6          25.7
                                             399.3         402.2

Redeemable preferred stock                     5.4           6.7

Common stock and other stockholders' equity
Common stock, no par value, authorized,
 issued and outstanding - 2.3 million
 shares                                      353.1         353.1
Non-redeemable preferred stock                 2.0           2.0
Capital in excess of stated value              1.6           1.3
Retained earnings                            261.9         251.7
                                             618.6         608.1

                                         $ 1,899.6    $  1,834.8



See accompanying condensed Notes to Consolidated Financial Statements.



                                                            PART I.
                                                            Item 1.

                     CENTRAL TELEPHONE COMPANY
         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (In Millions)


                                                 Three Months
                                                    Ended
                                                  March 31,
                                               1995       1994
Operating revenues
 Local service                               $ 117.7    $ 109.1
 Toll and access service                        95.0       88.4
 Other                                          29.8       25.1
Total operating revenues                       242.5      222.6

Operating expenses
 Plant operations                               80.0       73.9
 Depreciation and amortization                  37.0       33.4
 Customer operations                            38.1       33.5
 Other operations                               35.7       32.9
Total operating expenses                       190.8      173.7

Operating income                                51.7       48.9

Interest expense                               (11.2)      (8.7)
Other income, net                                0.7        0.3

Income before income taxes and cumulative
 effect of changes in accounting principles     41.2       40.5

Income tax provision                           (14.4)     (13.7)

Income before cumulative effect of changes
 in accounting principles                       26.8       26.8

Cumulative effect of changes in accounting
 principles, net                                 --        (1.6)

Net income                                      26.8       25.2

Preferred stock dividends                       (0.1)      (0.1)

Earnings applicable to common stock          $  26.7    $  25.1



See accompanying condensed Notes to Consolidated Financial Statements.



                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Millions)

                                              Three Months Ended
                                                   March 31,
                                                1995       1994
Operating activities
Net income                                     $ 26.8     $ 25.2
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation and amortization                    37.0       33.4
Cumulative effect of changes in accounting
 principles                                       --         1.6
Deferred income taxes and investment tax
 credits                                         (9.1)      (0.7)
Changes in operating assets and liabilities
 Receivables, net                               (10.8)      (6.4)
 Other current assets                            (2.9)       2.2
 Accounts payable, accrued expenses and other
  current liabilities                            24.6       (4.1)
 Noncurrent assets and liabilities, net          12.3       10.0
 Other, net                                      (0.5)      (0.1)
Net cash provided by operating activities        77.4       61.1

Investing activities
Capital expenditures                            (62.0)     (44.2)
Increase in advances to affiliates              (31.4)     (16.9)
Other, net                                       (0.4)       0.2
Net cash used by investing activities           (93.8)     (60.9)

Financing activities
Retirements of long-term debt                    (0.6)      (0.4)
Increase in notes payable                        15.0       30.0
Increase in advances from affiliates             19.5       13.6
Dividends paid                                  (16.6)     (43.8)
Other, net                                       (0.9)       0.1
Net cash provided (used) by financing
 activities                                      16.4       (0.5)

Decrease in cash                                  --        (0.3)

Cash at beginning of period                      19.2        9.5

Cash at end of period                          $ 19.2     $  9.2

Supplemental cash flows information
 Cash paid for interest                        $ 16.5     $ 14.7
 Cash paid for income taxes                    $  7.9     $  1.6



    See accompanying condensed Notes to Consolidated Financial Statements.



                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      March 31, 1995 and 1994


The information contained in this Form 10-Q for the three-month interim periods ended March 31, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

1.  Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Central Telephone Company and its wholly-owned subsidiaries, Central Telephone Company of Florida, Central Telephone Company of Virginia and Central Telephone Company of Illinois (the Company). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted. The Company is in the business of providing communications services, principally local, network access and toll services in portions of Florida, Illinois, Nevada, North Carolina and Virginia.

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

Accounting Change

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements for 1994 have been reclassified to conform to the presentation of amounts in the 1995 consolidated financial statements. These reclassifications had no effect on the results of operations.

2.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the three months ended March 31, 1995 and 1994, respectively, are as follows (in millions):

                                             Three Months Ended
                                                  March 31,
                                               1995       1994

Income tax provision at the statutory rate   $ 14.4     $ 14.2

Effect of:
Investment tax credits included in income      (0.9)      (1.1)
State income taxes, net of federal income
 tax effect                                     1.4        1.2
Reversal of rate differentials                 (0.8)      (0.9)
Other, net                                      0.3        0.3

Income tax provision                         $ 14.4     $ 13.7

Effective income tax rate                      35.0%      33.8%



                                                            PART I.
                                                            Item 2.
                      CENTRAL TELEPHONE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Cash flows from operating activities, which are the Company's primary source of liquidity, were $77 million during the first three months of 1995 compared to $61 million during the first three months of 1994. The increase in operating cash flows reflects reduced working capital requirements.

The Company's investing activities used cash of $94 million and $61 million during the first three months of 1995 and 1994, respectively. The increase in cash used for investing activities was due to increased capital expenditures and increases in advances to affiliates. Capital expenditures, which represent the Company's most significant investing activity, were $62 million and $44 million during the first three months of 1995 and 1994, respectively. Capital expenditures were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services.

Financing activities provided cash of $16 million in the first three months of 1995 and used $1 million in the comparable 1994 period. The change in cash flows from financing activities is largely due to a reduction in dividends paid.

As of March 31, 1995, the Company's total capitalization aggregated $1.26 billion, consisting of long-term debt (including current maturities), advances from affiliates, redeemable preferred stock, and common stock and other stockholder's equity. Long-term debt (including current maturities and advances from affiliates) comprised 50.6 percent of total capitalization as of March 31, 1995 compared to 49.6 percent at year-end 1994.

During 1995, the Company anticipates funding estimated capital expenditures of $215 million with cash flows from operating activities. The Company continues to expect its external cash requirements for 1995 to be approximately $40 million which is generally required to pay scheduled long-term debt maturities. The method of financing the cash requirements will depend on prevailing market conditions during the year.


Results of Operations

Net operating revenues increased 8.9 percent in the first quarter of 1995 over the comparable 1994 period. Local service revenues, derived from providing local exchange telephone service, increased
7.9 percent in the first quarter of 1995 over the comparable 1994 period. This increase reflects continued growth in the number of access lines served, add-on services such as custom calling features, and increased Centrex revenues. The number of access lines served grew 5.1 percent during the past twelve months.

Toll and access service revenues, derived from interexchange long distance carriers use of the local network to complete calls and the provision of long distance services within specified geographical areas, increased $7 million during the first quarter of 1995 relative to the comparable 1994 period as a result of increased traffic volumes. During the first quarter of 1995, the Federal Communications Commission announced a new interim interstate price caps plan which is effective August 1, 1995.
Under the new plan, the Company will have the option of choosing a rate formula based on productivity that will effectively remove the earnings cap on the Company's interstate access revenues. Interstate access revenues currently comprise approximately 55 percent of the Company's toll and access service revenues.

Operating expenses increased $17 million in the first quarter of 1995 from the comparable 1994 period. The increase is primarily due to an increase in plant operations expense related to the costs of providing services resulting from access line growth. Customer operations expense increased due to expanded customer services.

Interest expense was $11 million and $9 million in the first quarter of 1995 and 1994, respectively. The increase in the first quarter of 1995 was generally due to an increase in average levels of debt outstanding.

The Company's income tax provisions for the first quarter of 1995 and 1994 resulted in effective tax rates of 35.0 percent and 33.8 percent, respectively. See Note 2 of condensed Notes to Consolidated Financial Statements for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rates.


Other Matters

Effective January 1, 1994, the Company adopted SFAS No. 112,
"Employers' Accounting for Postemployment Benefits." The cumulative effect of this change in accounting principle resulted in a charge of $2 million, net of related income tax benefits.

Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. Management currently believes the Company's operations meet the criteria for the continued application of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level and types of competition are increasing. Accordingly, the Company constantly monitors and evaluates the on-going applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. In the event the Company determines that its rate-regulated operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material noncash charge would be recorded as an extraordinary item.

                                                           PART II.
                                                  Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended March
     31, 1995.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended March
     31, 1995.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended March
     31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no reportable events during the quarter ended March
     31, 1995.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   The following exhibits are filed as part of this report:

        (27)  Financial Data Schedule.

     (b)   Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
     March 31, 1995.



                             SIGNATURE





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTRAL TELEPHONE COMPANY
                                                     (Registrant)


                                   /s/Ralph J. Hodge
                                   Ralph J. Hodge
                                   Vice President - Controller


Dated:  May 9, 1995




                           EXHIBIT INDEX



EXHIBIT
NUMBER


(27)   Financial Data Schedule.