Form 10-Q
period 1995-06-30
CENTRAL TELEPHONE CO
filed 1995-08-10
CIK 18792

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

Yes    X       No

SHARES OF COMMON STOCK OUTSTANDING AT   June 30, 1995 -- 2,250,000





                     CENTRAL TELEPHON COMPANY
           FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

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

Item 5.  Other Information

Item 6.  Reports on Form 8-K

Signatures










                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
                    CONSOLIDATED BALANCE SHEETS
                           (In Millions)

                                          As of        As of
                                        June 30,   December 31,
                                          1995         1994
                                      (Unaudited)
Assets
Current assets
Cash                                  $    20.3    $    19.2
Receivables
Customers and other, net of allowance
 for doubtful accounts of $1.4 million
 ($0.5 million in 1994)                   111.0         95.4
Interexchange carriers                     35.6         31.7
Affiliated companies                       22.0         24.8
Advances to affiliates                     95.0         38.2
Deferred income taxes                       1.4          4.2
Prepaid expenses and other                 21.4         15.8
Total current assets                      306.7        229.3

Property, plant and equipment
 Land and buildings                       121.4        119.2
 Telephone network equipment and
  outside plant                         2,362.5      2,282.9
 Other                                    139.6        136.3
 Construction in progress                  47.5         29.6
                                        2,671.0      2,568.0
Less accumulated depreciation          (1,086.0)    (1,026.6)
                                        1,585.0      1,541.4

Deferred charges and other assets          54.1         64.1

                                      $ 1,945.8    $ 1,834.8



See accompanying condensed Notes to Consolidated Financial Statements.




                                                            PART 1.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
              CONSOLIDATED BALANCE SHEETS (continued)
                           (In Millions)


                                           As of        As of
                                         June 30,   December 31,
                                           1995         1994
                                       (Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Outstanding checks in excess of cash
 balances                             $     7.4    $     3.1
Current maturities of long-term debt        4.2          4.3
Advances from affiliates                  124.4         90.3
Accounts payable
 Vendors and other                         27.8         27.3
 Interexchange carriers                    50.4         35.7
 Affiliated companies                      47.2         37.1
Advance billings                           17.1         17.2
Accrued taxes                              15.8         22.3
Other                                      61.1         70.3
Total current liabilities                 355.4        307.6

Long-term debt                            545.7        510.2

Deferred credits and other liabilities
Deferred income taxes and investment tax
 credits                                  249.1        259.6
Postretirement benefits obligations        72.5         64.8
Regulatory liabilities                     49.8         52.1
Other                                      33.4         25.7
                                          404.8        402.2

Redeemable preferred stock                  5.4          6.7

Common stock and other stockholders'
 equity
Common stock, no par value, authorized,
 issued and outstanding - 2.3 million
 shares                                   353.1        353.1
Non-redeemable preferred stock              2.0          2.0
Capital in excess of stated value           1.6          1.3
Retained earnings                         277.8        251.7
                                          634.5        608.1

                                      $ 1,945.8    $ 1,834.8



See accompanying condensed Notes to Consolidated Financial Statements.




                                                            PART I.
                                                            Item 1.

                     CENTRAL TELEPHONE COMPANY
         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (In Millions)


                         Three Months Ended   Six Months Ended
                              June 30,            June 30,
                           1995      1994      1995      1994

Operating revenues
Local service            $ 120.5   $ 112.4   $ 238.2   $ 221.5
Toll and access service     94.8      85.1     189.8     173.5
Other                       31.9      26.4      61.7      51.5
Total operating revenues   247.2     223.9     489.7     446.5

Operating expenses
Plant operations            80.6      73.8     160.6     147.7
Depreciation and
 amortization               37.6      35.0      74.6      68.4
Customer operations         38.4      35.3      76.5      68.8
Other operations            36.5      35.2      72.2      68.1
Total operating expenses   193.1     179.3     383.9     353.0

Operating income            54.1      44.6     105.8      93.5

Interest expense           (12.9)     (9.8)    (24.1)    (18.5)
Other income, net            2.1       1.0       2.8       1.3

Income before income
 taxes and cumulative
 effect of changes in
 accounting principles      43.3      35.8      84.5      76.3

Income tax provision       (15.2)    (12.0)    (29.6)    (25.7)

Income before cumulative
 effect of changes in
 accounting principles      28.1      23.8      54.9      50.6

Cumulative effect of
 changes in accounting
 principles, net            --        --        --        (1.6)

Net income                  28.1      23.8      54.9      49.0

Preferred stock
 dividends                  (0.1)     (0.1)     (0.2)     (0.2)

Earnings applicable to
 common stock            $  28.0   $  23.7   $  54.7   $  48.8



See accompanying condensed Notes to Consolidated Financial Statements.




                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (In Millions)

                                               Six Months Ended
                                                   June 30,
                                                1995      1994
Operating activities
Net income                                    $ 54.9    $ 49.0
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation and amortization                   74.6      68.4
Cumulative effect of changes in accounting
 principles                                      --        1.6
Deferred income taxes and investment tax
 credits                                        (9.9)    (11.0)
Changes in operating assets and liabilities
 Receivables, net                              (16.2)    (21.3)
 Other current assets                           (5.6)      2.6
 Accounts payable, accrued expenses and other
  current liabilities                           13.8     (20.6)
 Noncurrent assets and liabilities, net         25.3      22.6
Other, net                                      (0.9)     (1.5)
Net cash provided by operating activities      136.0      89.8

Investing activities
Capital expenditures                          (117.2)   (106.1)
Increase in advances to affiliates             (56.8)     (9.7)
Other, net                                      (0.6)     (1.3)
Net cash used by investing activities         (174.6)   (117.1)

Financing activities
Retirements of long-term debt                   (1.1)     (2.0)
Increase in notes payable                       36.5      30.0
Increase in advances from affiliates            34.1      69.6
Dividends paid                                 (28.8)    (69.3)
Other, net                                      (1.0)      0.2
Net cash provided by financing activities       39.7      28.5

Increase in cash                                 1.1       1.2

Cash at beginning of period                     19.2       9.5

Cash at end of period                         $ 20.3    $ 10.7

Supplemental cash flows information
Cash paid for interest                        $ 20.2    $ 18.9
Cash paid for income taxes                    $ 43.5    $ 24.1



    See accompanying condensed Notes to Consolidated Financial Statements.




                                                            PART I.
                                                            Item 1.
                     CENTRAL TELEPHONE COMPANY
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      June 30, 1995 and 1994


The information contained in this Form 10-Q for the three and six-month interim periods ended June 30, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

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

2.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the six months ended June 30, 1995 and 1994, respectively, are as follows (in millions):

                                              Six Months Ended
                                                  June 30,
                                               1995      1994

Income tax provision at the statutory rate   $ 29.6    $ 26.7

Effect of:
Investment tax credits included in income      (1.8)     (2.1)
State income taxes, net of federal income
 tax effect                                     3.0       2.3
Reversal of rate differentials                 (1.5)     (1.9)
Other, net                                      0.3       0.7

Income tax provision                         $ 29.6    $ 25.7

Effective income tax rate                      35.0%     33.7%



                                                            PART I.
                                                            Item 2.
                      CENTRAL TELEPHONE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Cash flows from operating activities, which are the Company's primary source of liquidity, were $136 million during the first six months of 1995 compared to $90 million during the first six months of 1994. The increase in operating cash flows reflects reduced working capital requirements.

The Company's investing activities used cash of $175 million and $117 million during the first six months of 1995 and 1994, respectively. The increase in cash used for investing activities was due to increases in advances to affiliates and increased capital expenditures. Capital expenditures, which represent the Company's most significant investing activity, were $117 million and $106 million during the first six months of 1995 and 1994, respectively. Capital expenditures were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services.

Financing activities provided cash of $40 million and $29 million in the first six months of 1995 and 1994, respectively. The change in cash flows from financing activities is largely due to a reduction in dividends paid.

As of June 30, 1995, the Company's total capitalization aggregated $1.31 billion, consisting of long-term debt (including current maturities), advances from affiliates, redeemable preferred stock, and common stock and other stockholders' equity. Long-term debt (including current maturities and advances from affiliates) comprised 51.3 percent of total capitalization as of June 30, 1995 compared to 49.6 percent at year-end 1994.

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


Results of Operations

Net operating revenues increased 10.4 percent and 9.7 percent in the second quarter and first half of 1995, respectively, over the comparable 1994 periods. Local service revenues, derived from providing local exchange telephone service, increased 7.2 percent and 7.5 percent in the second quarter and first half of 1995, respectively, over the comparable 1994 periods. This increase reflects continued growth in the number of access lines served, add-on services such as custom calling features, and increased Centrex revenues. The number of access lines served grew 5.4 percent during the past twelve months.

Toll and access service revenues, derived from interexchange long distance carriers use of the local network to complete calls and the provision of long distance services within specified geographical areas, increased $10 million and $16 million during the second quarter and first half of 1995, respectively, relative to the comparable 1994 periods as a result of increased traffic volumes. During the first quarter of 1995, the Federal Communications Commission announced a new interim interstate price caps plan which became effective August 1, 1995. Under the new plan, the Company has adopted a rate formula based on the maximum productivity factors that will effectively remove the earnings cap on the Company's interstate access revenues. Interstate access revenues currently comprise approximately 55 percent of the Company's toll and access service revenues.

Operating expenses increased $14 million and $31 million in the second quarter and first half of 1995, respectively, from the comparable 1994 periods. The increases are primarily due to increases in plant operations expense related to the costs of providing services resulting from access line growth. Customer operations expense increased due to expanded customer services.

Interest expense increased $3 million and $6 million in the second quarter and first half of 1995, respectively, over the comparable
1994 periods. The increases were generally due to increases in average levels of debt outstanding.

The Company's income tax provisions for the first six months of 1995 and 1994 resulted in effective tax rates of 35.0 percent and
33.7 percent, respectively. See Note 2 of condensed Notes to Consolidated Financial Statements for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rates.


Other Matters

Effective January 1, 1994, the Company adopted SFAS No. 112,
"Employers' Accounting for Postemployment Benefits." The cumulative effect of this change in accounting principle resulted in a charge of $2 million, net of related income tax benefits.

The Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company would be required to discontinue accounting under SFAS No. 71 if the existing and anticipated levels of competition no longer allow for service and product pricing that provides for the recovery of costs. SFAS No. 71 would also be required to be discontinued if the existing regulatory framework continues to evolve from rate-base regulation to price regulation as the latter does not provide for the recovery of specific costs.

Management currently believes the Company's operations meet the criteria for the continued application of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is transitioning to price regulation in certain states in which the company operates and the level and types of competition are increasing. Accordingly, the Company constantly monitors and evaluates the on-going applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers. If the current regulatory and competitive trends continue, it is increasingly likely that the Company will discontinue accounting under SFAS No. 71 due to the effect of one or both of these conditions. In the event the Company determines that its rate-regulated operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material noncash charge would be recorded as an extraordinary item.

                                                           PART II.
                                                  Other Information

Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended June
     30, 1995.

Item 2.  Changes in Securities

     There were no reportable events during the quarter ended June
     30, 1995.

Item 3.  Defaults Upon Senior Securities

     There were no reportable events during the quarter ended June
     30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no reportable events during the quarter ended June
     30, 1995.

Item 5.  Other Information

     None.

Item 6.  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     June 30, 1995.



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


Dated:  August 10, 1995