Form 10-Q
period 1995-09-30
CENTRAL TELEPHONE CO
filed 1995-11-14
CIK 18792

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1995
                               ------------------------------------

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

        P.O. Box 11315, Kansas City, Missouri 64112
------------------------------------------------------------------------------
         (Address of principal executive offices)

                        (913) 624-3000
------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

SHARES OF COMMON STOCK OUTSTANDING AT September 30, 1995 -- 2,250,000









                            CENTRAL TELEPHONE COMPANY
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX



                                                                                                   Page
                                                                                                  Number
                                                                                         -------------------------

Part I - Financial Information

             Item 1.  Financial Statements                                                        1 - 6

                       Consolidated Balance Sheets                                                1 - 2

                       Consolidated Statements of Income                                            3

                       Consolidated Statements of Cash Flows                                        4

                        Condensed Notes to Consolidated Financial Statements                      5 - 6

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                       7 - 8

Part II - Other Information

             Item 1.  Legal Proceedings                                                             9

             Item 2.  Changes in Securities                                                         9

             Item 3.  Defaults Upon Senior Securities                                               9

             Item 4.  Submission of Matters to a Vote of Security Holders                           9

             Item 5.  Other Information                                                             9

             Item 6.  Reports on Form 8-K                                                           9

Signature                                                                                           10

Exhibit













                                                                                                            PART 1.
                                                                                                            Item 1.
                            CENTRAL TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                                                 As of                  As of
                                                                             September 30,          December 31,
                                                                                 1995                   1994
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash                                                                     $     9.7               $    19.2
   Receivables
     Customers and other, net of allowance for doubtful accounts of
       $1.5 million ($0.5 million in 1994)                                      122.3                    95.4
     Interexchange carriers                                                      35.7                    31.7
     Affiliated companies                                                        23.1                    24.8
   Advances to affiliates                                                       105.3                    38.2
   Deferred income taxes                                                          1.0                     4.2
   Prepaid expenses and other                                                    22.6                    15.8
---------------------------------------------------------------------- --- ------------------ --- ------------------
   Total current assets                                                         319.7                   229.3

Property, plant and equipment
   Land and buildings                                                           122.7                   119.2
   Telephone network equipment and outside plant                              2,404.7                 2,282.9
   Other                                                                        142.8                   136.3
   Construction in progress                                                      41.3                    29.6
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                              2,711.5                 2,568.0
   Less accumulated depreciation                                             (1,112.1)               (1,026.6)
---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                              1,599.4                 1,541.4

Deferred charges and other assets                                                51.0                    64.1
---------------------------------------------------------------------- --- ------------------ --- ------------------

                                                                            $ 1,970.1               $ 1,834.8
                                                                       --- ------------------ --- ------------------



See accompanying condensed Notes to Consolidated Financial Statements.





                                                                                                            PART 1.
                                                                                                            Item 1.
                            CENTRAL TELEPHONE COMPANY
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  (In Millions)


                                                                                 As of                  As of
                                                                             September 30,          December 31,
                                                                                  1995                  1994
---------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
   Outstanding checks in excess of cash balances                            $     9.9               $     3.1
   Current maturities of long-term debt                                           4.2                     4.3
   Advances from affiliates                                                     141.3                    90.3
   Accounts payable
     Vendors and other                                                           28.9                    27.3
     Interexchange carriers                                                      52.8                    35.7
     Affiliated companies                                                        35.5                    37.1
   Advance billings                                                              17.6                    17.2
   Accrued taxes                                                                 19.7                    22.3
   Other                                                                         54.1                    70.3
---------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                    364.0                   307.6

Long-term debt                                                                  553.8                   510.2

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                             247.0                   259.6
   Postretirement benefits obligations                                           76.3                    64.8
   Regulatory liabilities                                                        48.1                    52.1
   Other                                                                         33.3                    25.7
---------------------------------------------------------------------------------------------------------------------
                                                                                404.7                   402.2

Redeemable preferred stock                                                        5.4                     6.7

Common stock and other stockholders' equity
   Common stock, no par value, authorized, issued and outstanding -
     2.3 million shares                                                         353.1                   353.1
   Non-redeemable preferred stock                                                 2.0                     2.0
   Capital in excess of stated value                                              1.6                     1.3
   Retained earnings                                                            285.5                   251.7
---------------------------------------------------------------------------------------------------------------------
                                                                                642.2                   608.1
---------------------------------------------------------------------------------------------------------------------

                                                                            $ 1,970.1               $ 1,834.8
                                                                       ----------------------------------------------



See accompanying condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

                            CENTRAL TELEPHONE COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                             --- ------------------------------ --- ------------------------------
                                                     1995             1994              1995             1994
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Operating revenues
Local service                                    $   122.1        $   115.3         $   360.3        $   336.8
Toll and access service                              100.3             93.7             290.1            267.2
Other                                                 31.6             28.6              93.3             80.1
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating revenues                          254.0            237.6             743.7            684.1
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating expenses
Plant operations                                      83.6             77.6             244.2            225.3
Depreciation and amortization                         39.4             34.5             114.0            102.9
Customer operations                                   38.3             38.3             114.8            107.0
Other operations                                      35.8             36.8             108.0            105.0
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                          197.1            187.2             581.0            540.2
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating income                                      56.9             50.4             162.7            143.9

Interest expense                                     (11.6)           (10.0)            (35.7)           (28.5)
Other income, net                                      0.3              1.1               3.1              2.4
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before income taxes and cumulative
   effect of changes in accounting
   principles                                         45.6             41.5             130.1            117.8

Income tax provision                                 (16.1)           (14.2)            (45.7)           (39.9)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before cumulative effect of changes
   in accounting principles
                                                      29.5             27.3              84.4             77.9

Cumulative effect of changes in accounting
   principles, net                                     --               --                --              (1.6)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net income                                            29.5             27.3              84.4             76.3

Preferred stock dividends                             (0.1)            (0.2)             (0.3)            (0.4)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Earnings applicable to common stock              $    29.4        $    27.1         $    84.1        $    75.9
                                             --- ------------- -- ------------- --- ------------- -- -------------



See accompanying condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.
                            CENTRAL TELEPHONE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                                        Nine Months Ended
                                                                                            September 30,
                                                                                    ------------------------------
                                                                                        1995             1994
------------------------------------------------------------------------------- --- ------------- -- -------------
Operating activities
Net income                                                                          $   84.4         $  76.3
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                       114.0           102.9
   Cumulative effect of changes in accounting principles                                 --              1.6
   Deferred income taxes and investment tax credits                                    (13.0)           (8.2)
   Changes in operating assets and liabilities
     Receivables, net                                                                  (28.1)           (7.1)
     Other current assets                                                               (6.8)           (1.3)
     Accounts payable, accrued expenses and other current liabilities                    5.5           (23.6)
     Noncurrent assets and liabilities, net                                             31.7            31.9
   Other, net                                                                           (1.5)           (3.2)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                              186.2           169.3
------------------------------------------------------------------------------- --- ------------- -- -------------

Investing activities
Capital expenditures                                                                  (171.0)         (154.3)
Increase in advances to affiliates                                                     (67.1)          (33.1)
Other, net                                                                              (0.5)           (1.5)
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                 (238.6)         (188.9)
------------------------------------------------------------------------------- --- ------------- -- -------------

Financing activities
Retirements of long-term debt                                                           (3.9)          (21.9)
Increase in notes payable                                                               47.4            67.0
Increase in advances from affiliates                                                    51.0            57.5
Dividends paid                                                                         (50.6)          (79.0)
Other, net                                                                              (1.0)            --
------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by financing activities                                               42.9            23.6
------------------------------------------------------------------------------- --- ------------- -- -------------

Increase (decrease) in cash                                                             (9.5)            4.0

Cash at beginning of period                                                             19.2             9.5
------------------------------------------------------------------------------- --- ------------- -- -------------

Cash at end of period                                                               $    9.7         $  13.5
                                                                                --- ------------- -- -------------

------------------------------------------------------------------------------- --- ------------- -- -------------
Supplemental cash flows information
Cash paid for interest                                                              $   34.8         $  33.7
Cash paid for income taxes                                                          $   60.5         $  36.5
------------------------------------------------------------------------------- --- ------------- -- -------------



See accompanying condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.
                            CENTRAL TELEPHONE COMPANY
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 1995 and 1994


The information contained in this Form 10-Q for the three and nine-month interim periods ended September 30, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

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

2.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the nine months ended September 30, 1995 and 1994, respectively, are as follows (in millions):

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    ------------------------------
                                                                                        1995             1994
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision at the statutory rate
                                                                                    $   45.5         $  41.2

Effect of:
Investment tax credits included in income                                               (2.7)           (3.2)
State income taxes, net of federal income tax effect                                     4.6             3.6
Reversal of rate differentials                                                          (2.3)           (2.7)
Other, net                                                                               0.6             1.0
------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision                                                                $   45.7         $  39.9
                                                                                --- ------------- -- -------------

Effective income tax rate                                                              35.1%           33.9%
                                                                                --- ------------- -- -------------

3.  Subsequent Event

The Company has determined that it no longer meets the criteria necessary for the continued application of the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the discontinued application of SFAS No. 71, the Company will recognize a noncash, after-tax extraordinary charge of between $180 million and $220 million in the fourth quarter of 1995 to adjust the net carrying amount of telephone plant in-service and to eliminate regulatory assets and liabilities.

                                                                         PART I.
                                                                         Item 2.
                            CENTRAL TELEPHONE COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Cash flows from operating activities, which are the Company's primary source of liquidity, were $186 million during the first nine months of 1995 compared to $169 million during the first nine months of 1994. The increase in operating cash flows reflects increased earnings and non-cash expenses.

The Company's investing activities used cash of $239 million and $189 million during the first nine months of 1995 and 1994, respectively. The increase in cash used for investing activities was due to increases in advances to affiliates and increased capital expenditures. Capital expenditures, which represent the Company's most significant investing activity, were $171 million and $154 million during the first nine months of 1995 and 1994, respectively. Capital expenditures were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services.

Financing activities provided cash of $43 million and $24 million in the first nine months of 1995 and 1994, respectively. The change in cash flows from financing activities is largely due to a reduction in dividends paid.

As of September 30, 1995, the Company's total capitalization aggregated $1.35 billion, consisting of long-term debt (including current maturities), advances from affiliates, redeemable preferred stock, and common stock and other stockholders' equity. Long-term debt (including current maturities and advances from affiliates) comprised 51.9 percent of total capitalization as of September 30, 1995 compared to 49.6 percent at year-end 1994.

The Company anticipates funding capital expenditures for the remainder of 1995 of approximately $55 million with cash flows from operating activities.

In October 1995, the Company, Sprint and Sprint Capital Corporation (a wholly-owned subsidiary of Sprint) renewed their revolving credit agreement with a syndicate of domestic and international banks for five years. Under the agreement, the Company can borrow up to an aggregate of $200 million.


Results of Operations

Net operating revenues increased 6.9 percent and 8.7 percent in the third quarter and first nine months of 1995, respectively, over the comparable 1994 periods. Local service revenues, derived from providing local exchange telephone service, increased 5.9 percent and 7.0 percent in the third quarter and first nine months of 1995, respectively, over the comparable 1994 periods. This increase reflects continued growth in the number of access lines served, add-on services such as custom calling features, and increased Centrex revenues. The number of access lines served grew 5.6 percent during the past twelve months.

Toll and access service revenues, derived from interexchange long distance carriers use of the local network to complete calls and the provision of long distance services within specified geographical areas, increased $7 million and $23 million during the third quarter and first nine months of 1995, respectively, relative to the comparable 1994 periods as a result of increased traffic volumes. During the first quarter of 1995, the Federal Communications Commission announced a new interim interstate price caps plan which became effective August 1, 1995. Under the new plan, the Company adopted a rate formula based on the maximum productivity factors that effectively removed the earnings cap on the Company's interstate access revenues. Interstate access revenues currently comprise approximately 55 percent of the Company's toll and access service revenues.

Operating expenses increased $10 million and $41 million in the third quarter and first nine months of 1995, respectively, from the comparable 1994 periods. The increases are primarily due to increases in plant operations expense related to the costs of providing services resulting from access line growth. Depreciation and amortization expense increased due to an increase in the asset base and the implementation of depreciation rate changes in Florida. Customer operations expense increased for the first nine months of 1995 due to expanded customer services and increased marketing.

Interest expense increased $2 million and $7 million in the third quarter and first nine months of 1995, respectively, over the comparable 1994 periods. The increases were generally due to increases in average levels of debt outstanding.

The Company's income tax provisions for the first nine months of 1995 and 1994 resulted in effective tax rates of 35.1 percent and 33.9 percent, respectively. See Note 2 of condensed Notes to Consolidated Financial Statements for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rates.


Other Matters

Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this change in accounting principle resulted in a charge of $2 million, net of related income tax benefits.

The Company has historically accounted for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation and amortization based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises.

The Company has determined that it no longer meets the criteria necessary for the continued application of the accounting prescribed by SFAS No. 71. The Company's determination was based on changes in the regulatory framework, which continues to evolve from rate-base regulation to price regulation as the latter does not provide for the recovery of specific costs. In addition, with technological changes and the convergence of competition in the telecommunications industry, the levels and types of competition are increasing such that service and product pricing may no longer provide for the recovery of specific costs.

As a result of the discontinued application of SFAS No. 71, the Company, for financial reporting purposes, is required to eliminate its regulatory assets and liabilities and adjust the carrying amounts of its telephone plant in-service to the extent that it determines that such amounts are either overstated as a result of the regulatory process, or are not recoverable. Accordingly, the Company will recognize a non-cash, after-tax extraordinary charge of between $180 million and $220 million in the fourth quarter of 1995 to adjust the net carrying amounts of telephone plant in-service and to eliminate regulatory assets and liabilities.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended September 30, 1995.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended September 30, 1995.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended September 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended September 30, 1995.

Item 5.  Other Information

         None.

Item 6.  Exhibit and Reports on Form 8-K

         (a) The following exhibit is filed as part of this report:

             (27)  Financial Data Schedule.

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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


                                                      CENTRAL TELEPHONE COMPANY
                                                             (Registrant)


                                                     /s/Ralph J. Hodge
                                                     Ralph J. Hodge
                                                     Vice President - Controller


Dated:  November 14, 1995

                               EXHIBIT INDEX


EXHIBIT
NUMBER



     (27) Financial Data Schedule.