Form 10-K405
period 1995-12-31
CENTRAL TELEPHONE CO
filed 1996-04-01
CIK 18792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended             December 31, 1995
                          -----------------------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                        to

Commission file number                                 1-6793

                            CENTRAL TELEPHONE COMPANY
             (Exact name of registrant as specified in its charter)

     Delaware                                                    47-0533677
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

P.O. Box 11315, Kansas City, Missouri                                64112
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (913) 624-3000
                                                   -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates at March 15, 1996 was $6,579,925 (preferred stock at stated value). The number of shares of common stock, no par value, outstanding at March 15, 1996 was 2,250,000.

                No documents incorporated by reference.

                          CENTRAL TELEPHONE COMPANY
                      SECURITIES AND EXCHANGE COMMISSION
                          Annual Report on Form 10-K


Part I

Item 1.  Business

Central Telephone Company (Central Telephone) was incorporated December 14, 1970, under the laws of Delaware and is the successor by merger on December 1, 1971, to a Delaware corporation of the same name incorporated May 25, 1944. Central Telephone and its subsidiaries (the Company) provide local exchange telephone service in portions of Nevada, North Carolina, Florida, Illinois and Virginia. In addition, intraLATA toll service and access by other carriers to the Company's local exchange facilities are provided.

Central Telephone is a subsidiary of Centel Corporation (Centel) which, in addition to its ownership of all the common stock of Central Telephone, has a subsidiary which provides local exchange telephone service in portions of Texas and various other subsidiaries. In March 1993, Centel became a wholly-owned subsidiary of Sprint Corporation (Sprint), a company with subsidiaries in a number of telecommunications markets.

As of December 31, 1995, the Company served more than 1.7 million access lines. All of the access lines are served through central offices equipped with digital switching. Over 65 percent of the access lines served are located in the following seven communities:

                                                 Community                                         Access Lines
- -------------- ------------------------------------------------------------------------------     ----------------
               Las Vegas, Nevada                                                                        620,873
               Fort Walton Beach, Florida                                                               142,946
               Tallahassee, Florida                                                                     112,196
               Starke, Florida                                                                          101,916
               Des Plaines, Illinois                                                                     79,001
               Charlottesville, Virginia                                                                 67,318
               Hickory, North Carolina                                                                   41,365
                                                                                                  ----------------

                                                                                                      1,165,615
                                                                                                  ----------------

The Company is providing and continuing to introduce new services made possible by the enhancement of its facilities to a more intelligent network. The network routes calls more efficiently and makes possible Custom Local Area Signaling Services (CLASS) features such as automatic callback, automatic recall, calling line identification/block (Caller ID), and customer initiated trace.

Revenues from communications services constituted 87 percent of operating revenues in 1995, with the remainder derived largely from directory operations, equipment sales and billing and collection services. A significant portion of the Company's network access revenue is derived from network access billings to AT&T Corp. (AT&T). In 1995, 14 percent of the Company's operating revenues was derived from services provided to AT&T. While AT&T is a significant customer, the Company does not believe its revenues are dependent upon AT&T as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier. Historically, as the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

The Company is subject to the jurisdiction of the Federal Communications Commission (FCC) and the public service commissions of each of the states in which it operates. In each state in which the commission exercises authority to grant certificates of public convenience and necessity, the Company has been granted certificates of indefinite duration to provide local exchange telephone service in its current service areas.

Effective January 1, 1991, the FCC adopted a price caps regulatory format for the Bell Operating Companies (the local exchange carriers (LECs) owned by AT&T prior to divestiture) and the LECs owned by GTE Corporation. Other LECs could voluntarily become subject to price caps regulation. Under price caps, prices for network access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company did not originally elect price caps, but as a result of Sprint's merger with Centel, adopted price caps effective July 1, 1993. During 1995, the FCC adopted modifications to the price cap plan to reset productivity elections, change certain rate adjustment methods, address new service offerings and generally reduce regulatory requirements. Under these changes, the Company elected a productivity factor that allows it to avoid sharing of interstate access earnings. Interstate access revenues currently comprise approximately 55 percent of the Company's toll and access service revenues.

Federal legislation designed to stimulate local competition has been recently passed and signed into law. See "Management's Discussion and Analysis - Telecommunications Law" for a discussion of this legislation. In addition, the states in which the Company operates allow competitive entry into the markets served by the Company. In several of the states, other companies have been granted certificates of service authority to provide local exchange services to customers located in the areas served by the Company.

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

As of January 31, 1996, the Company had approximately 5,100 employees, of whom approximately 78 percent are represented by unions. During 1995, the Company had no material work stoppages caused by labor controversies. Several of the Company's union contracts are scheduled to expire in 1996.

Item 2.  Properties

The properties of the Company consist principally of land, structures, facilities and equipment and are in good operating condition. All of the central office buildings are owned, except eight which are leased. Substantially all of the telephone property, plant and equipment is subject to the liens of the indentures securing indebtedness. As of December 31, 1995, cable and wire facilities represented 41 percent of total net property, plant and equipment; central office equipment, 42 percent; land and buildings, 7 percent; and other assets, 10 percent.

The following table sets forth the gross property additions and retirements or sales during each of the five years in the period ended December 31, 1995 (in millions):

                                                                                  Gross Property
                                                                         ----------------------------------
                                                                                             Retirements
Year                                                                       Additions           or Sales
- --------------------------------------------------------------------- -- --------------- -- ---------------

1995                                                                  $        227.9     $        59.9
1994                                                                           204.8              40.5
1993                                                                           163.4              60.1
1992                                                                           168.1             173.1
1991                                                                           162.2             254.8  [1]

[1] Includes $213 million related to the sale of the Company's operations in Iowa and Minnesota.


Item 3.  Legal Proceedings

There are no material pending legal proceedings, and the Company is a party only to ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders

On November 9, 1995, Central Telephone held its Annual Meeting of Shareholders. At the meeting, the shareholders elected seven directors to serve a one year term.

The following votes were cast for each of the following nominees for Director or were withheld with respect to such nominees:

                                                            For                             Withheld
                                             ---------------------------------- ----------------------------------

Stephen M. Bailor                                        2,250,000                              0
Dianne Jett                                              2,250,000                              0
Don A. Jensen                                            2,250,000                              0
William E. McDonald                                      2,250,000                              0
D. Wayne Peterson                                        2,250,000                              0
M. Jeannine Strandjord                                   2,250,000                              0
Alan J. Sykes                                            2,250,000                              0

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

All shares of common stock of Central Telephone, representing 93.8 percent of the aggregate outstanding capital stock of Central Telephone, are owned by Centel, a wholly-owned subsidiary of Sprint. There is no established public trading market for the common stock.

At December 31, 1995, one series of voting convertible junior preferred stock and four series of voting cumulative preferred stock of Central Telephone were outstanding. The convertible junior preferred stock was redeemed in January 1996. Prior to redemption, each share was convertible into 6.47325 shares of Sprint common stock.

Since issuance, quarterly dividends have been paid on all series of the preferred stock at the respective prescribed rates. There is no active market for shares of any of the series of cumulative preferred stock.


- --------------------------------------------------------------------------------
Transfer Agent for all Preferred Stocks:

First Chicago Trust Company of New York, New York
- --------------------------------------------------------------------------------


Item 6.  Selected Financial Data

Selected consolidated financial data as of and for the years ended December 31, is as follows (in millions):

                                                 1995          1994          1993          1992          1991
- ------------------------------------------ --- --------- --- --------- --- --------- --- ---------- -- ----------

Operating revenues                          $   1,003.5   $     924.3   $     868.6   $      786.6  $      808.9
Income before extraordinary item and
   cumulative effect of changes in
   accounting principles [1], [2],[3]              99.9         101.9          41.4           71.6         143.3
Total assets                                    1,583.5       1,834.8       1,723.6        1,724.1       1,665.9
Total debt and redeemable preferred
   stock (including current maturities
   and short-term borrowings)                     496.7         521.2         470.5          518.9         527.2
- ------------------------------------------ --- --------- --- --------- --- --------- --- ---------- -- ----------

[1]  During 1995, nonrecurring charges of $22 million were recorded related to a
     restructuring   of  the   Company's   operations.   Such  charges   reduced
     consolidated 1995 income before extraordinary item and cumulative effect of changes in accounting principles by $14 million.

[2] During 1993, nonrecurring charges of $77 million were recorded related to the Company's portion of the transaction costs associated with Sprint's merger with Centel and the expenses of integrating and restructuring the operations of the companies. Such charges reduced consolidated 1993 income before extraordinary item and cumulative effect of changes in accounting principles by $48 million.

[3] During 1991, gains of $92 million were recognized related to the sale of the Company's Iowa and Minnesota operations, which increased consolidated
     1991 income before extraordinary item and cumulative effect of changes in accounting principles by $64 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Telecommunications Law

     In February 1996, the Telecommunications Act of 1996 (the Act) was signed into law. The purpose of the Act is to promote competition in all aspects of telecommunications. The Act requires telecommunications carriers to interconnect with other carriers and to provide for resale, number portability, dialing parity, access to rights-of-way and compensation for reciprocal traffic.
Additionally, incumbent local telephone companies are required to provide nondiscriminatory unbundled access, resale at wholesale rates and notice of changes that would affect interoperability of facilities and networks. The FCC is to adopt mechanisms to ensure that essential telecommunications services are affordable.

     The Act also provides that regional Bell Operating Companies (RBOCs) may provide long distance service upon enactment that is out-of-region or incidental to: (1) audio/video programming; (2) Internet for schools; (3) mobile services;
(4) information or alarm services; and (5) telecommunications signaling. In order for an RBOC to provide in-region long distance service, the Act requires the RBOC to comply with a comprehensive competitive checklist and expands the role of the U.S. Department of Justice in the FCC's determination of whether the entry of an RBOC into the competitive long distance market is in the public interest. Additionally, there must be a real facilities-based competitor for residential and business local telephone service (or the failure of potential providers to request access) prior to an RBOC providing in-region long distance service. RBOCs must provide long distance services through a separate subsidiary for at least three years. Until the RBOCs are allowed into long distance or three years have passed, long distance carriers with more than 5 percent of the nation's access lines may not jointly market RBOC resold local telephone service, and states may not require RBOCs to provide intraLATA dialing parity.

     Telecommunications companies may also provide video programming and cable operators may provide telephone service in the same service area. The Act prohibits telecommunications carriers and cable operators from acquiring more than 10 percent of each other, except in rural and other specified areas.

     The impact of the Act on the Company is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the historical prices and market shares of the Company are likely to decline as a result of increased local competition.

Results of Operations

Net operating revenues increased 9 percent in 1995, following a 6 percent increase in 1994. Local service revenues, derived from providing local exchange telephone service, increased 8 percent in both 1995 and 1994. These increases reflect continued growth in the number of access lines served, add-on services, such as custom calling, and increased Centrex revenues. Access lines grew 5.7 percent in 1995 and 5.6 percent in 1994.

Toll and access service revenues are derived from interexchange long distance carriers' use of the local network to complete calls, and the provision of long distance services within specified geographical areas. These revenues increased $32 million in 1995 and $15 million in 1994 largely due to increased minutes of use. During the first quarter of 1995, the FCC announced a new interim interstate price caps plan which became effective August 1, 1995. Under the new plan, the Company adopted a rate formula based on the maximum productivity factors that effectively removed the earnings cap on the Company's interstate access revenues. Interstate access revenues currently comprise approximately 55 percent of the Company's toll and access service revenues.

Other revenues, including revenues from directory publishing fees, billing and collection services, and sales of telecommunications equipment, increased $13 million in 1995 following an $8 million increase in 1994. The increases were generally due to growth in equipment sales in both years.

Operating expenses increased $72 million and $38 million in 1995 and 1994, respectively. The increases in plant operations expense related to the costs of providing services resulting from access line growth. Depreciation and amortization expense increased due to an increase in the asset base and the implementation in 1995 of depreciation rate changes in Florida. The increases in customer operations expense were due to increased marketing and expanded customer services. Other operations expense increased as a result of costs associated with the growth in equipment sales.

In November 1995, the Company initiated a realignment and restructuring of its operations, including the elimination of approximately 450 positions primarily in the network and finance functions. The restructuring is intended to streamline current processes in order to reduce costs in an increasingly competitive marketplace. These actions resulted in a nonrecurring charge of $22 million. The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination.

Interest expense was $48 million, $39 million and $44 million in 1995, 1994 and 1993, respectively. The increase in 1995 was the result of increases in average levels of debt outstanding and advances from affiliates. The decrease in 1994 was due to lower interest rates on debt refinanced in 1993, partially offset by increases in average levels of debt outstanding and advances from affiliates.

The Company's income tax provisions for 1995, 1994 and 1993 resulted in effective tax rates of 35 percent, 34 percent and 25 percent, respectively. See
Note 4 of Notes to Consolidated Financial Statements for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rates.

The Company adopted accounting principles for a competitive marketplace effective December 31, 1995 and discontinued applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The accounting impact to the Company was a noncash, extraordinary charge of $175 million, net of related income tax benefits. See
Note 2 of Notes to Consolidated Financial Statements for additional discussion.

The Company does not expect the discontinued application of SFAS No. 71 to have a significant impact on 1996 depreciation expense. Additionally, future business transactions will be recorded following their economic substance, and regulatory assets and liabilities pursuant to SFAS No. 71 will no longer be recognized.

Regulatory Activities

In 1993, the Company's Illinois subsidiary filed with the Illinois Commerce Commission a petition to adjust its rates and charges such that annual intrastate revenues would increase by approximately $6 million. An order was issued in May 1994, which was appealed to the Illinois Appellate Court. The court reversed the order and remanded the case to the Illinois Commerce Commission for further proceedings which are pending. Following appeal of the order, the subsidiary filed a rate structure modification with the Illinois Commerce Commission to reduce annual revenues by approximately $3 million, effective October 1994.

In 1995, the Company filed for a rate increase with the Nevada Public Service Commission, which adopted a stipulation authorizing a rate increase of approximately $4 million on an annual basis, effective January 1, 1996, and authorizing the Company to operate under a 5-year plan of alternative regulation. The plan provides for price regulation rather than rate-of-return regulation and caps basic service rates for 5 years.

Liquidity and Capital Resources

Cash Flows-Operating Activities

Cash flows from operating activities, which are the Company's primary source of liquidity, were $277 million, $217 million and $227 million in 1995, 1994 and 1993, respectively. The improvement in 1995 operating cash flows is largely due to decreased working capital requirements. The decrease in 1994 net cash provided by operating activities primarily reflected increased working capital requirements.

Cash Flows-Investing Activities

Capital expenditures, which represent the Company's most significant investing activity, were $228 million, $205 million and $163 million in 1995, 1994 and 1993, respectively. Capital expenditures were made to accommodate access line growth and to expand the capabilities for providing enhanced telecommunications services.

Cash Flows-Financing Activities

The Company's financing activities used cash of $30 million in 1995, provided $33 million of cash in 1994 and used cash of $65 million in 1993. Improved operating cash flows during 1995 allowed the Company to fund capital expenditures internally and reduce total debt outstanding in the fourth quarter. Increased dividend payments and capital expenditures in 1994 were funded by operating cash flows and increased short-term borrowings.

Financial Position, Liquidity and Capital Requirements

As of December 31, 1995, the Company's total capitalization aggregated $1.11 billion, consisting of long-term debt (including current maturities), short-term borrowings, advances from affiliates, redeemable preferred stock, and common stock and other stockholders' equity. Debt (including current maturities, short-term borrowings and advances from affiliates) comprised 58 percent of total capitalization as of December 31, 1995, compared to 50 percent at year-end 1994.

During 1996, the Company anticipates funding estimated capital expenditures of $260 million with cash flows from operating activities. The Company expects its external cash requirements for 1996 to be approximately $60 million which is generally required to pay scheduled long-term debt maturities and short-term borrowings. The method of financing the cash requirements will depend on prevailing market conditions during the year.

The Company, Sprint and Sprint Capital Corporation (a wholly-owned subsidiary of Sprint) have a $1.5 billion revolving credit agreement with a syndicate of domestic and international banks, under which the Company can borrow up to an aggregate of $200 million. As of December 31, 1995, the Company had no borrowings outstanding under this agreement. The revolving credit agreement expires in October 2000. Additionally, pursuant to a shelf registration statement filed with the Securities and Exchange Commission, up to $105 million of debt securities could be offered for sale as of December 31, 1995.

Accounting Changes

Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 3 of Notes to Consolidated Financial Statements for additional information).

Effective January 1, 1993, the Company changed its method of accounting for certain software costs (see Note 1 of Notes to Consolidated Financial Statements for additional information).

Effects of Inflation

The effects of inflation on the Company's operations were not significant during 1995, 1994 or 1993.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                      Page Number
                                                                                                    ----------------

Report of Independent Auditors - Ernst & Young LLP                                                         9
Consolidated Statements of Income and Retained Earnings for each of the three years ended
   December 31, 1995                                                                                      10
Consolidated Balance Sheets as of December 31, 1995 and 1994                                              11
Consolidated Statements of Cash Flows for each of the three years ended December 31, 1995                 13
Notes to Consolidated Financial Statements                                                                14

Financial Statement Schedule for each of the three years ended December 31, 1995:

      II - Consolidated Valuation and Qualifying Accounts                                                 23

Certain  financial   statement   schedules  are  omitted  because  the  required
information is not present,  or because the information  required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Central Telephone Company

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Central
Telephone Company (a wholly-owned subsidiary of Sprint Corporation) as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Telephone Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1994 and software costs in 1993.





                                                              ERNST & YOUNG LLP


Kansas City, Missouri
February 14, 1996

                                                 CENTRAL TELEPHONE COMPANY
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                   AND RETAINED EARNINGS

                                                                       For the Years Ended December 31,
                                                                  -------------------------------------------
                                                                  ----------- --- ----------- --- -----------
                                                                     1995            1994            1993
- -------------------------------------------------------------- -- ----------- --- ----------- --- -----------
                                                                                (In Millions)
OPERATING REVENUES
Local service                                                  $      484.0    $      449.8    $      416.9
Toll and access service                                               392.5           360.5           345.8
Other                                                                 127.0           114.0           105.9
- -------------------------------------------------------------- -- ----------- --- ----------- --- -----------
                                                                    1,003.5           924.3           868.6

OPERATING EXPENSES
Plant operations                                                      326.6           300.5           288.5
Depreciation and amortization                                         153.2           137.5           134.3
Customer operations                                                   154.1           153.1           138.5
Other operations                                                      148.7           140.9           131.9
Merger, integration and restructuring costs                            21.5            --              77.2
- -------------------------------------------------------------- -- ----------- --- ----------- --- -----------
                                                                      804.1           732.0           770.4
- -------------------------------------------------------------- -- ----------- --- ----------- --- -----------

OPERATING INCOME                                                      199.4           192.3            98.2

Interest expense                                                      (47.6)          (39.3)          (43.6)
Other income, net                                                       0.8             1.5             0.5
- -------------------------------------------------------------- -- ----------- --- ----------- --- -----------

Income before income taxes, extraordinary item and
   cumulative effect of changes in accounting principles              152.6           154.5            55.1

Income tax provision                                                  (52.7)          (52.6)          (13.7)
- -------------------------------------------------------------- -- ----------- --- ----------- --- -----------

Income before extraordinary item and cumulative effect of
   changes in accounting principles                                    99.9           101.9            41.4

Extraordinary item, net                                              (175.2)           --              (4.6)
Cumulative effect of changes in accounting principles, net             --              (1.6)          (21.6)
- -------------------------------------------------------------- -- ----------- --- ----------- --- -----------

NET INCOME (LOSS)                                                     (75.3)          100.3            15.2

RETAINED EARNINGS AT BEGINNING OF YEAR                                251.7           244.9           257.3

Cash dividends
   Common stock                                                       (64.1)          (93.0)          (27.1)
   Preferred stock                                                     (0.4)           (0.5)           (0.5)
- -------------------------------------------------------------- -- ----------- --- ----------- --- -----------

RETAINED EARNINGS AT END OF YEAR                               $      111.9    $      251.7    $      244.9
                                                               -- ----------- --- ----------- --- -----------



See accompanying Notes to Consolidated Financial Statements.

                                             CENTRAL TELEPHONE COMPANY
                                            CONSOLIDATED BALANCE SHEETS

                                                                                        As of December 31,
                                                                                    ---------------------------
                                                                                    ----------- --- -----------
                                                                                       1995            1994
- ------------------------------------------------------------------------------- --- ----------- --- -----------
                                                                                          (In Millions)
ASSETS
CURRENT ASSETS
Cash                                                                             $         8.3   $        19.2
Receivables
   Customers and other, net of allowance for doubtful accounts of $2.3 million
    ($0.5 million in 1994)                                                               109.2            95.4
   Interexchange carriers                                                                 33.8            31.7
   Affiliated companies                                                                   11.6            24.8
Advances to affiliates                                                                    67.7            38.2
Deferred income taxes                                                                      8.6             4.2
Prepaid expenses and other                                                                23.3            15.8
- ------------------------------------------------------------------------------- --- ----------- --- -----------
Total current assets                                                                     262.5           229.3

PROPERTY, PLANT AND EQUIPMENT
Land and buildings                                                                       124.1           119.2
Telephone network equipment and outside plant                                          2,468.8         2,282.9
Other                                                                                    145.4           136.3
Construction in progress                                                                  46.7            29.6
- ------------------------------------------------------------------------------- --- ----------- --- -----------
                                                                                       2,785.0         2,568.0
Less accumulated depreciation                                                         (1,494.8)       (1,026.6)
- ------------------------------------------------------------------------------- --- ----------- --- -----------
                                                                                       1,290.2         1,541.4

DEFERRED CHARGES AND OTHER ASSETS                                                         30.8            64.1
- ------------------------------------------------------------------------------- --- ----------- --- -----------

                                                                                 $     1,583.5   $     1,834.8
                                                                                --- ----------- --- -----------









   See accompanying Notes to Consolidated Financial Statements.

                                                 CENTRAL TELEPHONE COMPANY
                                         CONSOLIDATED BALANCE SHEETS (continued)

                                                                                        As of December 31,
                                                                                    ---------------------------
                                                                                       1995            1994
- ------------------------------------------------------------------------------- --- ----------- --- -----------
                                                                                          (In Millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Outstanding checks in excess of cash balances                                    $        4.3    $        3.1
Current maturities of long-term debt                                                     34.3             4.3
Short-term borrowings                                                                    58.1            --
Advances from affiliates                                                                149.4            90.3
Accounts payable
   Vendors and other                                                                     34.2            27.3
   Interexchange carriers                                                                36.9            35.7
   Affiliated companies                                                                  35.7            37.1
Accrued merger, integration and restructuring costs                                      14.0            17.7
Accrued interest                                                                         17.6            16.0
Advance billings                                                                         18.2            17.2
Accrued taxes                                                                            14.1            22.3
Accrued vacation pay                                                                     11.3            11.1
Other                                                                                    24.9            25.5
- ------------------------------------------------------------------------------- --- ----------- --- -----------
Total current liabilities                                                               453.0           307.6

LONG-TERM DEBT                                                                          399.2           510.2

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes and investment tax credits                                        140.7           259.6
Postretirement and other benefit obligations                                             79.3            64.8
Regulatory liability                                                                     --              52.1
Other                                                                                    37.6            25.7
- ------------------------------------------------------------------------------- --- ----------- --- -----------
                                                                                        257.6           402.2

REDEEMABLE PREFERRED STOCK                                                                5.1             6.7

COMMON  STOCK  AND  OTHER  STOCKHOLDERS'  EQUITY
Common  stock,  no par  value,  authorized, issued and outstanding -
   2.3 million shares                                                                   353.1           353.1
Non-redeemable preferred stock                                                            2.0             2.0
Capital in excess of stated value                                                         1.6             1.3
Retained earnings                                                                       111.9           251.7
- ------------------------------------------------------------------------------- --- ----------- --- -----------
                                                                                        468.6           608.1
- ------------------------------------------------------------------------------- --- ----------- --- -----------
                                                                                 $    1,583.5    $    1,834.8
                                                                                --- ----------- --- -----------









   See accompanying Notes to Consolidated Financial Statements.

                                                 CENTRAL TELEPHONE COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended December 31,
                                                                             -------------------------------------
                                                                               1995          1994          1993
- ------------------------------------------------------------------------ --- --------- --- --------- --- ---------
                                                                                        (In Millions)
OPERATING ACTIVITIES
Net income (loss)                                                         $      (75.3) $      100.3  $       15.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                 153.2         137.5         134.3
   Deferred income taxes and investment tax credits                               (9.4)         (6.9)        (33.8)
   Extraordinary item                                                            175.2          --             7.6
   Cumulative effect of changes in accounting principles                          --             1.6          21.6
   Changes in operating assets and liabilities
     Receivables, net                                                             (1.6)        (27.0)        (10.5)
     Other current assets                                                         (7.5)         (2.6)          0.3
     Accounts payable and outstanding checks in excess of cash balances            7.9         (15.5)          0.9
     Accrued expenses and other current liabilities                               (9.7)         (5.8)         32.9
     Noncurrent assets and liabilities, net                                       46.7          35.4          55.6
   Other, net                                                                     (2.2)          0.4           2.5
- ------------------------------------------------------------------------ --- --------- --- --------- --- ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        277.3         217.4         226.6

INVESTING ACTIVITIES
Capital expenditures                                                            (227.9)       (204.8)       (163.4)
(Increase) decrease in advances to affiliates                                    (29.5)        (34.9)          3.7
Other, net                                                                        (1.2)         (1.2)          0.6
- ------------------------------------------------------------------------ --- --------- --- --------- --- ---------
NET CASH USED BY INVESTING ACTIVITIES                                           (258.6)       (240.9)       (159.1)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                      --             0.7         118.6
Retirements of long-term debt                                                     (9.0)        (22.1)       (147.5)
Increase (decrease) in notes payable                                             (13.9)         72.0         (20.0)
Increase in advances from affiliates                                              59.1          75.9          14.4
Dividends paid                                                                   (64.5)        (93.5)        (27.6)
Other, net                                                                        (1.3)          0.2          (3.2)
- ------------------------------------------------------------------------ --- --------- --- --------- --- ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 (29.6)         33.2         (65.3)
- ------------------------------------------------------------------------ --- --------- --- --------- --- ---------

INCREASE (DECREASE) IN CASH                                                      (10.9)          9.7           2.2

CASH AT BEGINNING OF YEAR                                                         19.2           9.5           7.3
- ------------------------------------------------------------------------ --- --------- --- --------- --- ---------

CASH AT END OF YEAR                                                       $        8.3  $       19.2  $        9.5
                                                                         --- --------- --- --------- --- ---------



- ------------------------------------------------------------------------ --- --------- --- --------- --- ---------
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest                                                    $       39.0  $       37.2  $       39.4
Cash paid for income taxes                                                $       66.9  $       52.1  $       38.5
- ------------------------------------------------------------------------ --- --------- --- --------- --- ---------



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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

Cash

As part of its cash management program, the Company utilizes controlled disbursement banking arrangements. As of December 31, 1995 and 1994, outstanding checks in excess of cash balances of $4 million and $3 million, respectively, are included in current liabilities. The Company had sufficient funds available to fund these outstanding checks when they were presented for payment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation

The cost of property, plant and equipment was depreciated generally on a straight-line basis over the estimated useful lives as prescribed by regulatory commissions. In connection with the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company will begin recording depreciation expense based on estimated economic useful lives rather than those prescribed by regulatory commissions (see Note 2).

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


2.    ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE

Effective December 31, 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of SFAS No.
71. As a result of the decision to discontinue the application of SFAS No. 71, the Company recorded a noncash, extraordinary charge of $175 million, net of income tax benefits of $154 million.

The Company's determination that it was no longer eligible for the continued application of the accounting required by SFAS No. 71 was based on changes in the regulatory framework, which continues to evolve from rate-base regulation to price regulation and the convergence of competition in the telecommunications industry. Based on these occurrences, the Company no longer believes that it can be assured that prices will be maintained at levels which will provide for the recovery of specific costs.

The components of the extraordinary charge recognized as a result of the discontinued application of SFAS No. 71 are as follows (in millions):

                                                                                 Pre-tax            After-tax
- -------------------------------------------------------------------------- -- --------------- --- ---------------

Increase to the accumulated depreciation balance                           $        346.8      $        214.3
Elimination of net regulatory assets, liabilities and other                         (18.0)              (11.1)
- -------------------------------------------------------------------------- -- --------------- --- ---------------
Total                                                                      $        328.8               203.2
                                                                           -- ---------------
Tax-related net regulatory liabilities                                                                  (23.8)
Accelerated amortization of investment tax credits                                                       (4.2)
                                                                                              --- ---------------
Extraordinary charge                                                                           $        175.2
                                                                                              --- ---------------

The adjustment to the accumulated depreciation balance was determined by the completion of depreciation reserve and impairment studies. The depreciation reserve study analyzed, by individual plant asset categories, the impacts of regulator-prescribed depreciable asset lives compared to the Company's estimated economic lives. The results identified the cumulative under depreciation of certain asset categories. The impairment study, which validated the results of the depreciation study, estimated the impact on future revenues caused by price changes and developing industry competition, and the resulting effects on cash flows.

The following is a summary of the telecommunications plant in service asset balances and corresponding reserve adjustment (in millions).

                                               Pre-Change                                           Post-Change
                               -------------------------------------------                        ----------------
                                Plant in                          Net            Reserve              Revised
Category of Asset               Service         Reserve          Plant          Adjustment           Net Plant
- --------------------------- -- ----------- --- ----------- --- ----------- -- --------------- --- ----------------

Cable                       $    1,061.6    $      413.1    $      648.5   $        260.6      $          387.9
Circuit                            313.6           133.5           180.1             31.4                 148.7
Switching                          769.4           340.7           428.7             40.2                 388.5
Other                              496.4           185.2           311.2             14.6                 296.6
- --------------------------- -- ----------- --- ----------- --- ----------- -- --------------- --- ----------------

Total Plant                 $    2,641.0    $    1,072.5    $    1,568.5   $        346.8      $        1,221.7
                            -- ----------- --- ----------- --- ----------- -- --------------- --- ----------------

The following is a summary of lives before and after the discontinued application of SFAS No. 71.

                                                                      Pre-Change
                                                                     Composite of              Post-Change
                                                                      Regulator-                Estimated
                                                                    Approved Asset               Economic
Category of Plant Asset                                                 Lives                  Asset Lives
- -------------------------------------------------------------- ------------------------- -------------------------

Cable                                                                  18 - 40                   15 - 20
Circuit                                                                 9 - 13                    7 - 11
Digital Switching                                                      12 - 20                   11 - 12
- -------------------------------------------------------------- ------------------------- -------------------------

The discontinued application of SFAS No. 71 also required the Company to eliminate from its consolidated balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by enterprises in general.

The tax-related adjustments were required to adjust deferred income tax amounts to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. The Company uses the deferral method of accounting for investment tax credits and amortizes the credits as a reduction to tax expense over the life of the asset that gave rise to the tax credit. Since plant asset lives were shortened, the investment tax credits were adjusted to reduce the unamortized balance by a corresponding amount.


3.    EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan sponsored by Sprint. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1995, the plan's assets consisted principally of investments in corporate equity securities and U.S.
government and corporate debt securities.

Pension costs or credits are determined for each subsidiary of Sprint based on a direct calculation of service costs and projected benefit obligations and an appropriate allocation of unrecognized prior service costs, transition asset, and plan assets. Net periodic pension costs recorded by the Company for the years ended December 31, 1995, 1994, and 1993 were $9 million, $9 million and $7 million, respectively.

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions in Sprint common stock equal to 50 percent of participants' contributions up to 6 percent of their compensation and may, at the discretion of Sprint's Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock in comparison to other telecommunications companies. The Company's matching contributions aggregated $5 million, $6 million and $10 million in 1995, 1994 and 1993, respectively.

Postretirement Benefits

Sprint sponsors postretirement benefit (principally health care benefits) arrangements covering substantially all employees of the Company. Employees who retired before specified dates are eligible for these benefits at no cost. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

Net postretirement benefit costs are determined for each subsidiary of Sprint based on a direct calculation of service costs and accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs, unrecognized net gains and transition obligation. Net postretirement benefit costs recorded by the Company for the years ended December 31, 1995, 1994 and 1993 were $20 million, $16 million and $23 million, respectively.

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

4.    INCOME TAXES

The components of the federal and state income tax provisions are as follows (in millions):

                                                                      1995              1994             1993
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Current income tax provision
   Federal                                                     $       54.3      $       52.7     $       42.7
   State                                                                7.8               6.8              4.8
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                       62.1              59.5             47.5
Deferred income tax provision (benefit)
   Federal                                                             (5.8)             (2.7)           (26.8)
   State                                                               --                 0.1             (2.5)
   Amortization of deferred ITC                                        (3.6)             (4.3)            (4.5)
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                       (9.4)             (6.9)           (33.8)
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total income tax provision                                     $       52.7      $       52.6     $       13.7
                                                               -- ------------- --- ------------- -- -------------

On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Pursuant to SFAS No. 71, the resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate were generally recorded as reductions to the related regulatory liabilities and have subsequently been eliminated in connection with the Company's discontinued application of SFAS No. 71 (see Note
2).

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1995, 1994 and 1993 are as follows (in millions):

                                                                      1995              1994             1993
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Federal income tax provision at the statutory rate             $       53.4      $       54.1     $       19.3
Less amortization of deferred ITC                                      (3.6)             (4.3)            (4.5)
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Expected federal income tax provision after amortization of
  deferred ITC                                                         49.8              49.8             14.8

Effect of
   Reversal of rate differentials                                      (3.5)             (3.0)            (3.2)
   State income tax, net of federal income tax effect                   5.1               4.5              1.5
Other, net                                                              1.3               1.3              0.6
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Income tax provision, including ITC                            $       52.7      $       52.6     $       13.7
                                                               -- ------------- --- ------------- -- -------------
                                                               -- ------------- --- ------------- -- -------------
Effective income tax rate                                              35%               34%              25%
                                                               -- ------------- --- ------------- -- -------------

The income tax benefits allocated to other items are as follows (in millions):

                                                                      1995              1994             1993
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Extraordinary loss on discontinuance of SFAS No. 71            $      153.6      $       --       $       --
Cumulative effect of changes in accounting principles                  --                 1.1             12.5
Extraordinary losses on early extinguishments of debt                  --                --                3.0
- -------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1995 and 1994, along with the income tax effect of each, are as follows (in millions):

                                              1995 Deferred Income Tax              1994 Deferred Income Tax
                                          ---------------------------------- -- ----------------------------------
                                          -- ------------- --- -------------    --- ------------- -- -------------
                                                Assets         Liabilities             Assets        Liabilities
- ----------------------------------------- -- ------------- --- ------------- -- --- ------------- -- -------------

Property, plant and equipment             $         --      $        179.9       $         --     $        283.4
Postretirement and other benefits                   29.5              --                   24.0             --
Expense accruals                                    11.1              --                    8.4             --
Revenue reserves                                     8.0              --                    8.5             --
Integration and restructuring costs                  9.6              --                    7.2             --
Other, net                                          --                 6.1                 --                5.5
- ----------------------------------------- -- ------------- --- ------------- -- --- ------------- -- -------------
                                          $         58.2    $        186.0       $         48.1   $        288.9
                                          -- ------------- --- ------------- -- --- ------------- -- -------------


5.    DEBT

Long-term debt as of December 31 is as follows (in millions):

                                                             1995                               1994
                                                 ------------------------------     ------------------------------
                                                                   Weighted                           Weighted
                                                                   Average                             Average
                                                   Amount       Interest Rate         Amount        Interest Rate
- -------------------------------------------- --- ----------- -- ---------------     ----------- --- --------------


Central Telephone Company
   First mortgage bonds, due 1996 through
     2021                                     $      226.8              7.7%     $      227.1               7.7%
   Short-term borrowings classified as
     long-term debt                                   --               --                72.0               4.9%

Subsidiaries
   First mortgage bonds, due 1996 through
     2021                                            104.0              8.0%            112.7               7.9%
   Notes, due 2002 through 2020                      102.7              7.2%            102.7               7.2%
- -------------------------------------------- --- -----------                    --- -----------
                                                     433.5                              514.5
Less current maturities                               34.3                                4.3
- -------------------------------------------- --- -----------                    --- -----------
Total long-term debt, excluding current
maturities                                    $      399.2                       $      510.2
                                             --- -----------                    --- -----------

Long-term debt maturities during each of the next five years are as follows (in millions):

- --------------------------------------------------------------------------------------------------- -- -----------

1996                                                                                                $       34.3
1997                                                                                                        23.5
1998                                                                                                        31.3
1999                                                                                                        15.2
2000                                                                                                        60.1
- --------------------------------------------------------------------------------------------------- -- -----------

The first mortgage bonds are secured by substantially all of the Company's property, plant and equipment.

Provisions in certain debt agreements restrict the payment of dividends. Under the most restrictive of these provisions, at any time the ratio of equity to total capitalization falls below 50 percent, dividends are limited to a percentage, as defined, of net income for the prior twelve month period. As a result of this requirement, $34 million of retained earnings were restricted from payment of dividends as of December 31, 1995. In connection with dividend restrictions, $49 million of the related subsidiaries' $90 million of retained earnings are restricted as of December 31, 1995. The flow of cash in the form of advances from the subsidiaries to Central Telephone is generally not restricted.

As of December 31, 1995, $58 million of notes payable with a weighted average interest rate of 5.9 percent were classified as short-term borrowings. Notes payable of $72 million at December 31, 1994 with a weighted average interest rate of 4.9 percent were classified as long-term debt due to the Company's intent and ability to refinance such borrowings on a long-term basis.

The Company, Sprint and Sprint Capital Corporation (a wholly-owned subsidiary of Sprint) have a $1.5 billion revolving credit agreement with a syndicate of domestic and international banks, under which the Company can borrow up to an aggregate of $200 million. The revolving credit agreement expires in October 2000. As of December 31, 1995, the Company did not have any borrowings outstanding under the agreement.

The Company is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1995.

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


6.    COMMITMENTS AND CONTINGENCIES

Minimum rental commitments as of December 31, 1995 for all non-cancelable operating leases, consisting principally of leases for data processing equipment and real estate, are as follows (in millions):


- ------------------------------------------------------------------------------------------------- -- -------------

1996                                                                                              $         2.9
1997                                                                                                        2.5
1998                                                                                                        0.7
1999                                                                                                        0.6
2000                                                                                                        0.3
Thereafter                                                                                                  0.2
- ------------------------------------------------------------------------------------------------- -- -------------

Gross rental expense aggregated $8 million in 1995 and 1994 and $22 million in 1993.

7.    RELATED PARTY TRANSACTIONS

Under agreements with Sprint and Centel, the Company reimburses such affiliates for data processing services, other data related costs and certain management costs which are incurred for the Company's benefit. Total charges to the Company aggregated $83 million in both 1995 and 1994 and $49 million in 1993. The Company also has agreements with various Sprint operating telephone companies in which it reimburses the affiliates for certain management costs incurred for the Company's benefit. Total charges to the Company were $98 million and $90 million in 1995 and 1994, respectively, and were not significant in 1993. The Company enters into cash advance and borrowing transactions with such affiliates; generally, interest on such transactions is computed based on the rate at which the Company is able to obtain funds externally. Interest expense on advances from such affiliates was $7 million, $3 million and $1 million in 1995, 1994 and 1993, respectively. Interest income on advances to such affiliates was $3 million in 1995, $2 million in 1994 and $1 million in 1993.

The Company purchases telecommunications equipment, construction and maintenance equipment, materials and supplies from its affiliate, North Supply. Total purchases for 1995, 1994 and 1993 were $54 million, $51 million and $13 million, respectively.

The Company provides various services to Sprint's long distance communications services division, such as network access, billing and collection services, operator services and the lease of network facilities. The Company received $25 million in 1995 and $20 million in both 1994 and 1993 for these services. The Company paid Sprint's long distance communications services division $2 million in 1995 and $1 million in both 1994 and 1993 for interexchange telecommunications services.

The CenDon partnership (CenDon), a general partnership between Centel Directory Company, an affiliate, and The Reuben H. Donnelley Corporation, pays the Company a fee for the right to publish telephone directories in the Company's operating territories, for the provision of listings and for billing and collections services performed for CenDon by the Company. CenDon paid the Company $58 million in 1995, $51 million in 1994 and $50 million in 1993.


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


9.    ADDITIONAL FINANCIAL INFORMATION

Realignment and Restructuring Charge

During 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 450 of the Company's positions. These actions resulted in a nonrecurring charge to the Company of $22 million, which reduced net income by $14 million.

Financial Instruments Information

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the values the Company could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1995, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented herein.

The Company's financial instruments consist primarily of long-term debt, including current maturities, and short-term borrowings with aggregate carrying amounts as of December 31, 1995 and 1994, of $492 million and $515 million, respectively, and estimated fair values of $537 million and $496 million, respectively. The fair values are estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

The carrying values of the Company's other financial instruments approximate fair value as of December 31, 1995 and 1994.

The Company has not invested in derivative financial instruments.

Major Customer Information

Operating revenues from AT&T Corp. resulting primarily from network access, billing and collection services and the lease of network facilities aggregated approximately $136 million, $139 million and $137 million for 1995, 1994 and 1993, respectively.


10.   SUPPLEMENTAL QUARTERLY INFORMATION - UNAUDITED

                                                                    1995 Quarters Ended
                                           ------------ -- ------------- --- ---------------- --- ----------------
                                            March 31         June 30          September 30          December 31
- --------------------------------------- -- ------------ -- ------------- --- ---------------- --- ----------------
                                                                     (in millions)

Operating revenues                      $     242.5     $      247.2      $        254.0       $         259.8
Operating income (1)                           51.7             54.1                56.9                  36.7
Income before extraordinary item and
   cumulative effect of changes in
   accounting principles (1)                   26.8             28.1                29.5                  15.5
Net income (loss) (1), (2)                     26.8             28.1                29.5                (159.7)
- --------------------------------------- -- ------------ -- ------------- --- ---------------- --- ----------------

                                                                    1994 Quarters Ended
                                           ------------ -- ------------- --- ---------------- --- ----------------
                                            March 31         June 30          September 30          December 31
- --------------------------------------- -- ------------ -- ---------------------------------- --- ----------------
                                                                     (in millions)

Operating revenues                      $     222.6     $      223.9      $        237.6       $         240.2
Operating income                               48.9             44.6                50.4                  48.4
Income before cumulative effect of
   changes in accounting principles            26.8             23.8                27.3                  24.0
Net income                                     25.2             23.8                27.3                  24.0
- --------------------------------------- -- ------------ -- ------------- --- ---------------- --- ----------------

(1) During fourth quarter 1995, nonrecurring charges of $22 million were recorded related to a restructuring of the Company's operations. Such charges reduced net income by $14 million. See Note 9 of Notes to Consolidated Financial Statements for additional information.

(2) During fourth quarter 1995, the Company adopted accounting principles for a competitive marketplace and discontinued the application of SFAS No. 71. As a result, the Company recorded a noncash, after-tax extraordinary charge of $175 million. See Note 2 of Notes to Consolidated Financial Statements for additional information.

                                             CENTRAL TELEPHONE COMPANY
                           SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1995, 1994 and 1993
                                                   (In Millions)



                                                                Additions
                                                     ------------------------------
                                           Balance                       Charged                        Balance
                                          Beginning       Charged       to other          Other          end of
                                           of year       to income      accounts       deductions         year
- -------------------------------------------------------------------------------------------------------------------
1995
   Allowance for doubtful accounts    $        0.5   $         5.7  $         1.1  $       (5.0)  (1) $     2.3
                                      -----------------------------------------------------------------------------

1994
   Allowance for doubtful accounts    $        0.6   $         3.4  $        --    $       (3.5)  (1) $     0.5
                                      -----------------------------------------------------------------------------

1993
   Allowance for doubtful accounts    $        0.5   $         4.5  $        --    $       (4.4)  (1) $     0.6
                                      -----------------------------------------------------------------------------

(1)  Accounts charged off, net of collections.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Part III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to those persons who currently serve as Director and/or Executive Officer of the Registrant.

Officer                                                        Name                                        Age
- ----------------------------------------------------------     ----------------------------------        ---------
President and Chief Executive Officer, Director                D. Wayne Peterson                  (1)       60
Senior Vice President-Network                                  William C. Prout                   (2)       47
Vice President-Chief Financial Officer                         John P. Meyer                      (3)       45
Vice President-Controller                                      Ralph J. Hodge                     (4)       43
Vice President-Treasurer, Director                             M. Jeannine Strandjord             (5)       50
Vice President-Assistant Secretary, Director                   Don A. Jensen                      (6)       60
Secretary                                                      Michael T. Hyde                    (7)       54
President-North Carolina Division, Director                    William E. McDonald                (8)       53
President-Nevada Division, Director                            Dianne Jett                        (9)       46
Director                                                       Alan J. Sykes                      (10)      48

(1) Mr. Peterson has been President and Chief Executive Officer since 1993. He has also served as President-Local Communications Division of Sprint since 1993. From 1980 to 1993, he served as President of Carolina Telephone and Telegraph Company, a subsidiary of Sprint. Mr. Peterson has been a Director since 1993.

(2) Mr. Prout was elected Senior Vice President-Network in March 1996. Mr. Prout has also served as Senior Vice President-Network of Sprint's Local Communications Division since November 1995. From 1990 to 1995, he served as Vice President-Engineering and Operations of Sprint's Local Communications Division.

(3) Mr. Meyer has been Vice President-Chief Financial Officer since 1993. Mr. Meyer has also served as Senior Vice President and Controller of Sprint since 1993. He served as Vice President and Controller of Centel from 1989 to 1993.

(4) Mr. Hodge has been Vice President-Controller since 1993. He has also served as Assistant Vice President and Assistant Controller of Sprint since 1993. He was Director of Earnings Analysis and External Reporting for Sprint from 1992 to 1993. He served as Treasurer of the companies comprising the Midwest Group of local exchange companies of Sprint from 1991 to 1992 and Controller of the companies comprising the Midwest Group from 1988 to 1991.

(5) Ms. Strandjord has been Vice President-Treasurer since 1993. She has also served as Senior Vice President and Treasurer of Sprint since 1990. Ms. Strandjord has been a Director since 1993.

(6) Mr. Jensen has been Vice President-Assistant Secretary since 1993. He has also served as Vice President and Secretary of Sprint since 1975. Mr. Jensen has been a Director since 1993.

(7) Mr. Hyde has been Secretary since January 1996. He has also served as Assistant Secretary of Sprint since 1980.

(8) Mr. McDonald has been President of Central Telephone's North Carolina Division since 1993. He has also served as President of the other companies comprising the Mid-Atlantic Group of local exchange companies of Sprint since 1993. From 1988 to 1993, he served as President of the companies comprising the Eastern Group of local exchange companies of Sprint. Mr. McDonald has been a Director since 1993.

(9) Ms. Jett has been President of Central Telephone's Nevada Division since 1993. From 1989 to 1993, she was General Regulatory Manager of Central Telephone's Nevada Division. Ms. Jett has been a Director since 1993.

(10) Mr.  Sykes  has  been  Vice   President  of  Revenues  of  Sprint's   Local
     Communications  Division  since 1987.  Mr. Sykes has been a Director  since
     1993.

Item 11.  Executive Compensation

The following tables set forth the annual compensation of the Chief Executive Officer of Central Telephone and the other executive officers of Central Telephone who earned at least $100,000 in salary and bonus for services to the Company during 1995 (the Named Officers).

Summary Compensation Table

The following table reflects the cash and non-cash compensation for the Named Officers. Annual salary and bonus amounts shown are amounts allocated to the Company by Sprint. The individuals designated as Named Officers also had responsibilities during 1995 relating to Sprint, Centel and other subsidiaries of Sprint and Centel. Except for amounts shown in the "Salary" and "Bonus" columns, the compensation stated reflects all compensation earned by the individuals in all his or her capacities with Sprint, Centel, and their subsidiaries.

                                          Summary Compensation Table

                                                                      Long-Term Compensation
                                                                  -------------------------------

                                     Annual Compensation                 Awards               Payouts
                               --------------------------------   ---------------------     --------

                                                         Other                 Securities
         Name                                           Annual    Restricted   Underlying              All Other
         and                                            Compen-      Stock      Options/     LTIP       Compen-
      Principal                                         sation     Award(s)       SARs      Payouts     sation
       Position        Year  Salary ($)   Bonus ($)     ($) (1)     ($) (2)       (#)         ($)       ($) (3)
- -------------------    ----- ----------  -----------   ---------  ----------  -----------  ---------  -----------

D. Wayne Peterson      1995     70,891      78,792       38,486            0      40,309   213,519       14,729
   Chief Executive     1994     67,412      69,714       36,426            0      94,970   107,633       35,780
   Officer             1993     27,985      19,762       24,166      372,500      11,000    89,783       42,431

Dianne Jett            1995    171,611     103,945            0            0      11,000    52,692        5,737
   President - Nevada  1994    162,598     117,419            0            0       5,000         0        4,519
   Division            1993     74,808      41,156        4,587            0       5,000         0        6,060

William E. McDonald    1995     68,235      64,885       47,260            0      17,000   109,589       16,439
   President -         1994     64,220      41,321       44,357            0      14,000    66,048       79,659
   Carolina Division   1993     21,121      14,229       10,286            0      11,000    61,098       12,874


- ----------

Notes:

(1) Includes the following amounts for 1995: (a) the cost of providing club memberships of $9,167 and $21,077 for Messrs. Peterson and McDonald, respectively; and (b) automobile allowance of $13,200 and $12,000 for Messrs. Peterson and McDonald, respectively.

(2) The value of the restricted stock shown is based on the closing price of Sprint common stock on October 20, 1993, the date of the grant. As of December 31, 1995, Mr. Peterson held 13,633 restricted shares valued at $540,208, based on the closing price of Sprint common stock on December 31, 1995, equal to $39.625. Mr. Peterson has the right to vote and receive dividends on the restricted shares. The award during 1993 to Mr. Peterson vests as follows: 50% on July 12, 1996, 25% on July 12, 1997, and 25% on July 12, 1998.

(3) Consists of the following amounts for 1995: (a) $6,750, $4,951 and $5,805 contributed on behalf of Mr. Peterson, Ms. Jett and Mr. McDonald, respectively, as company contributions under Sprint's Retirement Savings Plan; (b) $439 in dividends on Centel Employees' Stock Ownership Plan shares for Ms. Jett; (c) $7,979, $347 and $10,634 for Mr. Peterson, Ms. Jett and Mr. McDonald, respectively, representing the portion of interest credits on deferred compensation accounts under Sprint's Executive Deferred Compensation Plan that are at above-market rates.

Option Grants

The following table summarizes options granted to the Named Officers during 1995 for the purchase of shares of Sprint common stock under Sprint's stock option plans. The option grants relate to compensation earned by the Named Officers for all responsibilities with Sprint, Centel and their subsidiaries. The amounts shown as potential realizable values on these options are based on arbitrarily assumed annualized rates of appreciation in the price of Sprint common stock of five percent and ten percent over the term of the options, as set forth in Securities and Exchange Commission (SEC) rules. The Named Officers will realize no gain on these options without an increase in the price of Sprint common stock. No stock appreciation rights were granted during 1995.

                                         Option Grants in Last Fiscal Year

                                                                                 Potential Realizable
                                       % of Total                                  Value at Assumed
                         Number of       Options                                 Annual Rates of Stock
                        Securities     Granted to   Exercise                    Price Appreciation for
                        Underlying      Employees    or Base   Expiration           Option Term (2)
        Name          Options Granted   in Fiscal     Price       Date
                          (#)(1)          Year       ($/Sh)                      0%      5%          10%
- ------------------------------------------------------------------------------------------------------------
D. Wayne Peterson          30,000         0.9%        $29.6250  02/17/05        $0    $558,930   $1,416,439
                           10,309         0.3%         33.8125  02/15/01         0     108,114      242,287
Dianne Jett                11,000         0.3%         29.6250  02/17/05         0     204,941      519,361
William E. McDonald        17,000         0.5%         29.6250  02/17/05         0     316,727      802,649


- ----------

Notes:

(1) The options shown for each Named Officer include both option awards and "reload" option grants. The first grant shown for Mr. Peterson is an option award and the second grant is a reload grant. Each grant for Ms. Jett and Mr. McDonald is an option award.
     Twenty-five percent of the option grants shown for each Named Officer became exercisable on February 17, 1996, and an additional 25% will become exercisable on February 17 of each of the three successive years. The option awards each have a reload feature.
     A reload option is an option granted when an optionee exercises a stock option and makes payment of the purchase price using shares of previously owned Sprint common stock. A reload option is granted for the number of shares equal to the number of shares utilized in payment of the purchase price and tax withholding, if any. The option price for a reload option is equal to the market price of Sprint common stock on the date of exercise of the original option. The expiration date of a reload option is the same as the expiration date of the option that was exercised. A reload option becomes exercisable one year from the date the original option was exercised, provided the shares acquired on the exercise of the original option are held by the optionee for at least six months. The reload feature is designed to encourage early exercise of options, without foregoing the opportunity for further appreciation, and to promote retention of the Sprint common stock acquired.
(2) The dollar amounts in these columns are the result of calculations at the five percent and ten percent rates set by the SEC and are not intended to forecast future appreciation of Sprint common stock.

Option Exercises and Fiscal Year-End Values

The following table summarizes the net value realized on the exercise of options in 1995, and the value of the outstanding options at December 31, 1995, for the Named Officers.

                          Aggregated Option Exercises in 1995 and Year-end Option Values


                                                     Number of Securities          Value of Unexercised
                                                    Underlying Unexercised             In-the-Money
                                                     Options at 12/31/95          Options at 12/31/95(2)
                                                  --------------------------- -------------------------------
                          Shares      Value       Exercisable  Unexercisable   Exercisable    Unexercisable
        Name             Acquired      Realized       (#)           (#)            ($)             ($)
                      on Exercise(#)   (1) ($)
- --------------------- --------------- ----------- ------------ -------------- --------------- ---------------
D. Wayne Peterson             11,800     $94,400       55,078        101,059        $314,876        $626,843
Dianne Jett                        0           0        4,983         17,250          37,961         143,047
William E. McDonald                0           0       56,000         35,000         846,500         276,938


- ----------

Notes:

(1) The value realized upon exercise of an option is the difference between the fair market value of the shares of Sprint common stock received upon the exercise, valued on the exercise date, and the exercise price paid.
(2) The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of Sprint common stock at December 31, 1995 ($39.625).

Long-Term Incentive Plan Awards

The following table represents potential awards to the Named Officers (relating to all their responsibilities with Sprint, Centel and their subsidiaries) under Sprint's long-term incentive plan which, subject to Sprint's right to amend the plan at any time prior to the approval of payouts by the Organization, Compensation and Nominating Committee of Sprint's Board of Directors, can be earned by the achievement of certain financial objectives over the three year period ending December 31, 1997. Payouts of awards (which represent items of compensation attributable to Sprint as a whole) are tied to achieving specified levels of performance criteria, based on certain financial objectives, within the Long Distance Division (LDD), the Local Telecommunications Division (LTD), the local Operating Telephone Company (OTC), the Cellular Division (CD) and Sprint consolidated economic value added (EVA). The relative weight given to the performance criteria in computing an executive's payout is based on the executive's responsibilities with Sprint.

The portion of the payout applicable to the LDD is tied to achieving specified levels of operating margin, net collectible revenue growth and improvement in EVA within the LDD. The portion of the payout applicable to the LTD is tied to achieving specified levels of return on assets, nonregulated net collectible revenues, nonregulated operating income and improvement in EVA within the LTD. The portion of the payout applicable to the CD is tied to achieving specified levels of operating income, net collectible revenue and improvement in EVA within the CD. The portion of the payout applicable to EVA is tied to Sprint's consolidated economic value added which measures the return on investment that enhances shareholder value. The target amount will be earned if 100% of the targeted levels of such criteria is achieved. An award payout will not be earned for performance below the threshold.

The calculated payout, based on the achievement of the above financial criteria, is adjusted (increased or decreased) by the percent change in the market price of Sprint common stock as determined by the change in the average of the high and low prices on January 1, 1995 and December 31, 1997. If stock price increases over the three-year performance period, the payout is adjusted by the percentage increase in stock price. Conversely, if the stock price decreases over the three-year performance period, the payout is reduced by the percentage decrease in stock price. Upon approval of the payouts by the Organization, Compensation and Nominating Committee, each payout will be paid as specified by the executive in restricted or unrestricted shares of Sprint common stock, or deferred under the Executive Deferred Compensation Plan.

                          Long-Term Incentive Plans - Awards in Last Fiscal Year

                                                                       Estimated Future Payouts
                                                                 under Non-Stock Price Based Plans(1)

                                                            ------------------------------------------------
                                         Performance or
                                          Other Period
                                        Until Maturation      Threshold         Target          Maximum
                    Name                    or Payout             ($)            ($)              ($)

             D. Wayne Peterson           1/1/95-12/31/97        $27,863       $111,450         $193,017
             Dianne Jett                 1/1/95-12/31/97         10,290         41,160           67,811
             William E. McDonald         1/1/95-12/31/97         17,125         68,500          112,854
- ---------

(1) Awards are based on a percentage of the Named Officers' average base salary midpoint over the three-year performance cycle which ends December 31, 1997. In calculating the average base salary midpoint, the table assumes the base salary midpoint for 1996 and 1997 will equal the 1995 base salary midpoint. In addition, the estimated future payouts shown assume that the average of the high and low price of Sprint common stock on December 31, 1997 will be the same as it was on January 1, 1995.

Pension Plans

Under the Sprint Retirement Pension Plan, employees earn a benefit equal to 1.5% of actual yearly salary and bonus. Prior to 1990, however, the Sprint plan provided pension benefits based on an employee's five highest consecutive years' compensation in the last ten years before retirement. The benefit was determined by taking 1.2% of the average compensation over such five year period plus .35% of such average compensation in excess of a certain amount ($24,600 in 1996) and multiplying the result by the individual's years of credited service. Employees who retire before the year 2000 will have their pension benefit calculated under both the new and old formulas and will receive the greater of the two benefits. Because the benefit for Mr. Peterson is expected to be greater under the old formula, the table below reflects the estimated annual pension benefit payable to an individual retiring in 1996 at age 65 under the old formula. The amounts include all prospective benefits under Sprint's plans, whether tax-qualified or not. Mr. Peterson has an agreement with Sprint that if his employment is discontinued after July 31, 1996, through no fault of his own, he will not incur any penalty for early retirement.

The following table reflects the estimated annual pension benefit payable to an individual retiring in 1996 at age 65. The amounts include all prospective benefits under Sprint's plans, whether tax-qualified or not.

                                                Pension Plan Table


             Remuneration(1)                             Years of Service (2)
           ---------------------
                                     15            20            25            30            35
                                 ------------ ------------- ------------- ------------- --------------

                 $125,000         $27,771       $37,028       $46,285       $55,542        $64,799
                  150,000          33,584        44,778        55,973        67,167         78,362
                  175,000          39,396        52,528        65,660        78,792         91,924
                  200,000          45,209        60,278        75,348        90,417        105,487
                  225,000          51,021        68,028        85,035       102,042        119,049
                  250,000          56,834        75,778        94,723       113,667        132,612
                  275,000          62,646        83,528       104,410       125,292        146,174
                  300,000          68,459        91,278       114,098       136,917        159,737
                  325,000          74,271        99,028       123,785       148,542        173,299
                  350,000          80,084       106,778       133,473       160,167        186,862

- ----------
(1) Compensation, for purposes of estimating a pension benefit, includes salary and bonus as reflected under Annual Compensation in the Summary Compensation Table. The calculation of benefits under the pension plans generally is based upon average compensation for the highest five consecutive years of the ten years preceding retirement.
(2) These amounts are straight life annuity amounts and would not be subject to reduction because of Social Security benefits. For purposes of estimating a pension benefit, the years of service credited are 38 years for Mr. Peterson and 28 years for Mr. McDonald.

Ms. Jett's pension benefit is determined primarily by a career average formula and is not disclosed under the table above. Assuming she continues in her current position with the Company at current compensation levels and retires at age 65, her annual pension benefit payable would be approximately $94,702. This amount is a straight life annuity amount.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the only known beneficial owner of more than five percent of Central Telephone's outstanding voting securities as of December 31, 1995.

- ------ -------------------------------------------- ----------------------- -------------------- ----------------------

       Name and Address                                    Title of               Number                Percent
       of Beneficial Owner                                  Class                of Shares             of Class

- ------ -------------------------------------------- ----------------------- -------------------- ----------------------
       Centel Corporation                                Common Stock            2,250,000               100%
       2330 Shawnee Mission Parkway
       Westwood, Kansas 66205


The following table sets forth information as of December 31, 1995, with respect to the shares of Sprint common stock owned by each current Director, each of the executive officers named in the executive compensation tables, and by all Directors and executive officers as a group. No Director or executive officer owns any equity security of Central Telephone.

- ------ ---------------------------------------------------------------------- ---------------------------- ----------
                                                                                  Sprint Common Stock
                               Name of Individual or                            Beneficially Owned (1)
                                 Identity of Group                                 Number of Shares
- ------ ---------------------------------------------------------------------- --------------- ------------ ----------
       Don A. Jensen.................................................                 57,558  (2)
       Dianne Jett...................................................                 24,884  (2)
       William E. McDonald...........................................                 84,328  (2)
       D. Wayne Peterson.............................................                121,104  (2)
       M. Jeannine Strandjord........................................                 78,578  (2)
       Alan J. Sykes.................................................                 39,414  (2)(3)
       All Directors and executive officers
            as a group (10 persons)..................................                552,501  (2)(3)(4)
- -----------

Notes:
(1) Unless otherwise noted, the persons for whom the information is provided had sole voting and investment power over the shares of stock shown as beneficially owned.
(2) Includes shares which may be acquired upon the exercise of stock options exercisable on or within 60 days after December 31, 1995, under Sprint's stock option plans as follows: 36,793, 8,983, 65,750, 72,828, 62,500 and
     33,500 shares for Mr. Jensen, Ms. Jett, Mr. McDonald, Mr. Peterson, Ms. Strandjord and Mr. Sykes, respectively, and 386,767 shares for all Directors and executive officers as a group.
(3) Includes shares held by or for the benefit of family members in which beneficial ownership has been disclaimed: 91 shares held by Mr. Sykes as custodian for his son, and 1,011 shares for all Directors and executive officers as a group. (4) Represents less than 1% of class.

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

          23     Consent of Ernst & Young LLP.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1995.

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

                                        CENTRAL TELEPHONE COMPANY
                                        (Registrant)


                                        By /s/ D. Wayne Peterson
                                        D. Wayne Peterson
                                        President and Chief Executive Officer

Date:  March 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 1996.



                                        /s/ D. Wayne Peterson
                                        D. Wayne Peterson
                                        President and Chief Executive Officer



                                        /s/ John P. Meyer
                                        John P. Meyer
                                        Vice President - Chief Financial Officer



                                        /s/ Ralph J. Hodge
                                        Ralph J. Hodge
                                        Vice President - Controller

                                    SIGNATURES

                            CENTRAL TELEPHONE COMPANY
                                   (Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 1996.



/s/ Don A. Jensen
Don A. Jensen, Director



/s/ Dianne Jett
Dianne Jett, Director



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

          23     Consent of Ernst & Young LLP.

          27     Financial Data Schedule.