Form 10-Q
period 1996-06-30
CENTRAL TELEPHONE CO
filed 1996-08-13
CIK 18792

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1996
                               ----------------------------------

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

        P.O. Box 11315, Kansas City, Missouri 64112
- -------------------------------------------------------------------------------
         (Address of principal executive offices)

        (913) 624-3000
- -------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

SHARES OF COMMON STOCK OUTSTANDING AT June 30, 1996 -- 2,250,000

                            CENTRAL TELEPHONE COMPANY

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

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


                                                                                                            PART I.
                                                                                                            Item 1.
                            CENTRAL TELEPHONE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)

                                                                                 As of                  As of
                                                                               June 30,             December 31,
                                                                                 1996                   1995
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash                                                                $             4.7      $             8.3
   Receivables
     Customers and other, net of allowance for doubtful accounts of
       $1.6 million ($2.3 million in 1995)                                         126.8                  109.2
     Interexchange carriers                                                         33.9                   33.8
     Affiliated companies                                                            9.8                   11.6
   Advances to affiliates                                                           --                     67.7
   Prepaid expenses and other                                                       26.7                   31.9
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
   Total current assets                                                            201.9                  262.5

Property, plant and equipment
   Land and buildings                                                              125.4                  124.1
   Telephone network equipment and outside plant                                 2,568.1                2,468.8
   Other                                                                           147.0                  145.4
   Construction in progress                                                         90.7                   46.7
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                                 2,931.2                2,785.0
   Less accumulated depreciation                                                 1,553.9                1,494.8
- ---------------------------------------------------------------------- --- ------------------ --- ------------------
                                                                                 1,377.3                1,290.2

Deferred charges and other assets                                                   25.6                   30.8
- ---------------------------------------------------------------------- --- ------------------ --- ------------------

                                                                       $         1,604.8      $         1,583.5
                                                                       --- ------------------ --- ------------------



See accompanying condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.
                            CENTRAL TELEPHONE COMPANY
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  (In Millions)


                                                                                 As of                  As of
                                                                                June 30,            December 31,
                                                                                  1996                  1995
- ---------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
   Outstanding checks in excess of cash balances                       $              7.1     $               4.3
   Current maturities of long-term debt                                              22.5                    34.3
   Short-term borrowings                                                             --                      58.1
   Advances from affiliates                                                         200.6                   149.4
   Accounts payable
     Vendors and other                                                               27.0                    34.2
     Interexchange carriers                                                          37.3                    36.9
     Affiliated companies                                                            49.0                    35.7
   Accrued taxes                                                                      8.7                    14.1
   Other                                                                             85.8                    86.0
- ---------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                        438.0                   453.0

Long-term debt                                                                      380.7                   399.2

Deferred credits and other liabilities
   Deferred income taxes and investment tax credits                                 137.8                   140.7
   Postretirement and other benefits obligations                                     88.6                    79.3
   Other                                                                             29.3                    37.6
- ---------------------------------------------------------------------------------------------------------------------
                                                                                    255.7                   257.6

Redeemable preferred stock                                                            4.6                     5.1

Common stock and other stockholders' equity
   Common stock, no par value, authorized, issued and outstanding 2.3
     million shares                                                                 353.1                   353.1
   Non-redeemable preferred stock                                                     2.0                     2.0
   Capital in excess of stated value                                                  1.6                     1.6
   Retained earnings                                                                169.1                   111.9
- ---------------------------------------------------------------------------------------------------------------------
                                                                                    525.8                   468.6
- ---------------------------------------------------------------------------------------------------------------------

                                                                       $          1,604.8     $           1,583.5
                                                                       ----------------------------------------------



See accompanying condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

                            CENTRAL TELEPHONE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (In Millions)


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                             --- ------------------------------ --- ------------------------------
                                                     1996             1995              1996             1995
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Operating revenues
Local service                                $         134.4   $        120.5   $         262.9   $        238.2
Toll and access service                                101.8             94.8             200.0            189.8
Other                                                   36.6             31.9              71.5             61.7
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating revenues                            272.8            247.2             534.4            489.7
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating expenses
Plant operations                                        84.2             80.6             164.7            160.6
Depreciation and amortization                           51.3             37.6             100.9             74.6
Customer operations                                     39.2             38.4              77.1             76.5
Other operations                                        42.2             36.5              80.4             72.2
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                            216.9            193.1             423.1            383.9
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating income                                        55.9             54.1             111.3            105.8

Interest expense                                       (10.0)           (12.9)            (20.6)           (24.1)
Other income (expense), net                             (0.2)             2.1              --                2.8
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before income taxes                              45.7             43.3              90.7             84.5

Income tax provision                                   (16.9)           (15.2)            (33.3)           (29.6)
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net income                                              28.8             28.1              57.4             54.9

Preferred stock dividends                               (0.1)            (0.1)             (0.2)            (0.2)
- -------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Earnings applicable to common stock          $          28.7   $         28.0   $          57.2   $         54.7
                                             --- ------------- -- ------------- --- ------------- -- -------------



See accompanying condensed Notes to Consolidated Financial Statements.

                                                                                                            PART I.
                                                                                                            Item 1.
                            CENTRAL TELEPHONE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                                        Six Months Ended
                                                                                              June 30,
                                                                                    ------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Operating activities
Net income                                                                      $         57.4    $        54.9
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                         100.9             74.6
   Deferred income taxes and investment tax credits                                       (3.6)            (9.9)
   Changes in operating assets and liabilities
     Receivables, net                                                                    (15.6)           (16.2)
     Other current assets                                                                  5.9             (5.6)
     Accounts payable, accrued expenses and other current liabilities                      3.7             13.8
     Noncurrent assets and liabilities, net                                                4.6             25.3
   Other, net                                                                              0.9             (0.9)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided by operating activities                                                154.2            136.0
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Investing activities
Capital expenditures                                                                    (186.4)          (117.2)
(Increase) decrease in advances to affiliates                                             67.7            (56.8)
Other, net                                                                                (1.1)            (0.6)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash used by investing activities                                                   (119.8)          (174.6)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Financing activities
Retirements of long-term debt                                                            (30.3)            (1.1)
Increase (decrease) in notes payable                                                     (58.1)            36.5
Increase in advances from affiliates                                                      51.2             34.1
Dividends paid                                                                            (0.2)           (28.8)
Other, net                                                                                (0.6)            (1.0)
- ------------------------------------------------------------------------------- --- ------------- -- -------------
Net cash provided (used) by financing activities                                         (38.0)            39.7
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Increase (decrease) in cash                                                               (3.6)             1.1

Cash at beginning of period                                                                8.3             19.2
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Cash at end of period                                                           $          4.7    $        20.3
                                                                                --- ------------- -- -------------

- ------------------------------------------------------------------------------- --- ------------- -- -------------
Supplemental cash flows information
Cash paid for interest                                                          $         18.6    $        19.6
Cash paid for income taxes                                                      $         44.3    $        43.5
- ------------------------------------------------------------------------------- --- ------------- -- -------------



See accompanying condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.
                            CENTRAL TELEPHONE COMPANY
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 1996 and 1995


The information contained in this Form 10-Q for the three and six-month interim periods ended June 30, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals, to present fairly the consolidated financial position, results of operations, and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements for the prior periods have been reclassified to conform to the current period's presentation in the accompanying consolidated financial statements. These reclassifications had no effect on the results of operations or stockholders' equity as previously reported.

2.  Income Taxes

The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent for the six months ended June 30, 1996 and 1995, respectively, are as follows (in millions):

                                                                                        Six Months Ended
                                                                                              June 30,
                                                                                    ------------------------------
                                                                                        1996             1995
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision at the statutory rate                                      $         31.7    $        29.6

Effect of:
State income taxes, net of federal income tax effect                                       2.8              3.0
Investment tax credits included in income                                                 (0.9)            (1.8)
Other, net                                                                                (0.3)            (1.2)
- ------------------------------------------------------------------------------- --- ------------- -- -------------

Income tax provision                                                            $         33.3     $       29.6
                                                                                --- ------------- -- -------------

Effective income tax rate                                                                 36.7%            35.0%
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

Nearly 90 percent of the Company's access lines are subject to alternative regulation. In 1995, the Company filed for a rate increase with the Nevada Public Service Commission, which adopted a stipulation authorizing a rate increase of approximately $4 million on an annual basis, effective January 1, 1996, and authorizing the Company to operate under a 5-year plan of alternative regulation. The plan provides for price regulation of the Company's Nevada operations, which represent approximately 39 percent of its access lines, and caps basic service rates for 5 years. Effective January 1, 1996, the Company's operations in Florida, which represent approximately 21 percent of its access lines, changed from rate of return regulation to price regulation. At the same time, the Florida local markets were opened to competition. Effective in June 1996, North Carolina, which represents an additional 14 percent of the Company's access lines, also adopted alternative regulation. The shift from rate of return regulation to various forms of alternative regulation is resulting in the recognition of seasonal trends in the Company's revenues.

Net operating revenues increased 10.4 percent and 9.1 percent in the second quarter and first half of 1996, respectively, over the comparable 1995 periods. Local service revenues, derived from providing local exchange telephone service, increased 11.5 percent and 10.4 percent in the second quarter and first half of 1996, respectively, over the comparable 1995 periods. This increase reflects continued increases in the number of access lines served and growth in higher-margin advanced network services. The number of access lines served grew
7.0 percent during the past twelve months.

Toll and access service revenues, derived from interexchange long distance carriers use of the local network to complete calls and the provision of long distance services within specified geographical areas, increased $7 million and $10 million during the second quarter and first half of 1996, respectively, relative to the comparable 1995 periods. These increases were a result of increased traffic volumes reflecting strong economic conditions in the Company's operating territories, particularly Nevada and Florida. This increase was partially offset by a decrease in intralata long distance revenues due to expanded local area calling regions. The increased revenues also reflect the impact of the Federal Communications Commission's new interim interstate price caps plan which became effective August 1, 1995. Under the new plan, the Company adopted a rate formula based on the maximum productivity factors that effectively removed the earnings cap on the Company's interstate access revenues. Interstate access revenues currently comprise approximately 60 percent of the Company's toll and access service revenues.

Operating expenses increased $24 million and $39 million in the second quarter and first half of 1996, respectively, from the comparable 1995 periods. The increase was primarily due to an increase in depreciation and amortization expense related to increased capital expenditures, shortened plant asset lives and the amortization of switch software costs which are now being capitalized in conjunction with the adoption of accounting principles for a competitive marketplace. The capitalization of switch software costs also caused a decrease in plant operations expense which was more than offset by an increase in the costs of providing services resulting from access line growth.

Interest expense decreased $3 million and $4 million in the second quarter and first half of 1996, respectively, over the comparable 1995 periods. The decreases were generally due to decreases in average levels of debt outstanding.

The Company's income tax provisions for the first six months of 1996 and 1995 resulted in effective tax rates of 36.7 percent and 35.0 percent, respectively. See Note 2 of condensed Notes to Consolidated Financial Statements for information regarding the differences that cause the effective income tax rates to vary from the statutory federal income tax rates.

Liquidity and Capital Resources

Cash flows from operating activities, which are the Company's primary source of liquidity, were $154 million during the first six months of 1996 compared to $136 million during the first six months of 1995. The increase in operating cash flows primarily reflects improved operating results.

The Company's investing activities used cash of $120 million and $175 million during the first six months of 1996 and 1995, respectively. The decrease in cash used for investing activities was due to decreases in advances to affiliates, partially offset by increased capital expenditures. Capital expenditures, which represent the Company's most significant investing activity, were $186 million and $117 million during the first six months of 1996 and 1995, respectively. The increase in capital expenditures reflects the capitalization of switch software costs which had previously been expensed, as well as increased access line growth and expansion of the capabilities for providing enhanced telecommunications services.

Financing activities used cash of $38 million and provided cash of $40 million in the first six months of 1996 and 1995, respectively. The change in cash flows from financing activities was largely due to a reduction of debt, partially offset by the absence of common stock dividends in 1996. During 1996, the Company called for redemption, prior to scheduled maturities, of $12 million of first mortgage bonds. The charges incurred in connection with this early extinguishment were insignificant.

As of June 30, 1996, the Company's total capitalization aggregated $1.13 billion, consisting of long-term debt (including current maturities), advances from affiliates, redeemable preferred stock, and common stock and other stockholders' equity. Short-term borrowings, long-term debt (including current maturities) and advances from affiliates comprised 53 percent of total capitalization as of June 30, 1996 compared to 58 percent at year-end 1995.

During 1996, the Company anticipates funding estimated capital expenditures of $295 million with cash flows from operating activities. Scheduled maturities of long-term debt will be funded with cash flows from operating activities, advances from affiliates, or from external sources, depending on market conditions during the year. Additionally, depending on market conditions, the Company may redeem certain long-term debt prior to scheduled maturities.

                                                                        PART II.
                                                               Other Information

Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 1996.

Item 2.  Changes in Securities

         There were no reportable events during the quarter ended June 30, 1996.

Item 3.  Defaults Upon Senior Securities

         There were no reportable events during the quarter ended June 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no reportable events during the quarter ended June 30, 1996.

Item 5.  Other Information

         None.

Item 6.  Exhibit and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this report:

           (27)  Financial Data Schedule.

         (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                                                     CENTRAL TELEPHONE COMPANY
                                                     (Registrant)


                                                     /s/Ralph J. Hodge
                                                     Ralph J. Hodge
                                                     Vice President - Controller


Dated:  August 13, 1996

                              EXHIBIT INDEX
EXHIBIT
NUMBER

27            Financial Data Schedule.